Form 10-Q
period 2004-10-31
NEWARK GROUP INC
filed 2004-12-15
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-118844

THE NEWARK GROUP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2884844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Jackson Drive
Cranford, New Jersey	07016
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (908) 276-4000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding at October 31, 2004 was 3,857,206.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF OCTOBER 31, 2004 AND APRIL 30, 2004

(Dollars in Thousands, Except Share Data)

	October 31, 2004	April 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,773	$2,003
Marketable securities	—	45
Accounts receivable (less allowance for doubtful accounts of $5,315 and $6,326, respectively)	116,799	115,221
Inventories	57,315	53,379
Other current assets	11,945	13,893

Total current assets	189,832	184,541

RESTRICTED CASH	256	131
PROPERTY, PLANT AND EQUIPMENT – Net	330,188	333,217
GOODWILL	47,093	45,353
EQUITY INVESTMENTS IN AFFILIATES	16,357	14,513
OTHER ASSETS	21,478	22,527
ASSETS OF DISCONTINUED OPERATIONS	1,368	1,368

TOTAL ASSETS	$606,572	$601,650

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,778	$85,040
Current portion of long-term debt	3,641	3,147
State and foreign taxes payable	1,416	395
Accrued salaries and wages	14,508	13,887
Other accrued expenses	13,967	18,989

Total current liabilities	111,310	121,458

SENIOR DEBT	90,039	76,445
SUBORDINATED DEBT	175,838	176,197
DEFERRED INCOME TAXES	9,335	10,068
PENSION OBLIGATION	22,667	22,268
OTHER LIABILITIES	28,035	27,448
OTHER LIABILITIES OF DISCONTINUED OPERATIONS	94	138
MINORITY INTEREST	92	87

Total liabilities	437,410	434,109

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (876,406 and 899,873 shares, respectively)	40,744	41,835

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,000,000 shares	60	60
Additional paid-in capital	249	249
Retained earnings	187,662	184,951
Accumulated other comprehensive loss	(7,765)	(8,858)
Treasury stock, 2,142,794 shares and 2,121,121 shares, respectively at cost	(51,788)	(50,696)

Total permanent stockholders’ equity	128,418	125,706

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$606,572	$601,650

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
NET SALES	$217,065	$197,560	$433,124	$393,442
COST OF SALES	189,219	171,050	377,057	337,934

Gross profit	27,846	26,510	56,067	55,508

OPERATING EXPENSES:
Selling, general and administrative	20,636	20,213	41,455	40,617
Restructuring and impairments	128	1,000	1,078	2,095

Total operating expenses	20,764	21,213	42,533	42,712

OPERATING INCOME:	7,082	5,297	13,534	12,796

OTHER (EXPENSE) INCOME:
Interest expense	(6,243)	(3,903)	(12,403)	(7,513)
Interest income	20	66	41	66
Equity in income of investees	494	233	1,022	430
Other income – net	15	164	290	408

Total other expense	(5,714)	(3,440)	(11,050)	(6,609)

EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES	1,368	1,857	2,484	6,187
INCOME TAX EXPENSE	282	862	865	2,768

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,086	995	1,619	3,419
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)	—	—	—	(1,765)

NET EARNINGS	$1,086	$995	$1,619	$1,654

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

(Dollars in Thousands)

	For the Six Months Ended
	October 31, 2004	October 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,619	$1,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	—	1,765
Depreciation and amortization	16,051	14,874
Impairment of assets	82	—
Loss on sale of property, plant and equipment	168	14
Equity in income of affiliates	(1,022)	(430)
Loss due to hedge accounting	520	—
Deferred income tax (benefit)/expense	(2,057)	406

Changes in assets and liabilities excluding the effects of acquisitions:
Decrease in accounts receivable	1,085	5,604
Increase in inventories	(2,822)	(3,174)
Decrease in other current assets	2,410	2,392
Decrease in other assets	373	1,789
Decrease in accounts payable and accrued expenses	(1,438)	(9,193)
Decrease in other liabilities	(4,889)	(3,645)

Net cash provided by operating activities	10,080	12,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	44	—
Purchase of equity method investments	—	(2,304)
Business acquisitions	—	(515)
Capital expenditures	(9,245)	(13,483)
Proceeds from dividends paid by equity investments	424	—
Proceeds from sale of property, plant and equipment	67	95
Increase in restricted cash	(125)	(63)

Net cash used in investing activities	(8,835)	(16,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(6,380)	(12,822)
Proceeds from long-term debt	19,025	19,000
Changes in cash overdraft	(10,550)	(6,036)
Purchase of treasury stock	(1,092)	(2,063)

Net cash provided by (used in) financing activities	1,003	(1,921)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(478)	284

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,770	(5,851)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,003	7,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,773	$1,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$12,876	$3,769

Income Taxes:
Paid	$738	$1,072

(Refunded)	—	$(257)

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY- UNAUDITED

FOR THE YEAR ENDED APRIL 30, 2004 AND THE SIX MONTHS ENDED OCTOBER 31, 2004

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2003	$136,569	$(12,152)	$(46,179)	$194,591	$249	$60
Net loss	(17,656)	—	—	(17,656)	—	—	$(17,656)
Change in temporary equity subject to put rights	8,016	—	—	8,016	—	—	—
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities available for sale (net of taxes of $4)	6	6	—	—	—	—	6
Foreign currency translation adjustments (net of taxes of $691)	1,037	1,037	—	—	—	—	1,037
Minimum pension liability adjustments (net of taxes of $2,019)	3,029	3,029	—	—	—	—	3,029
Change in fair value of cash flow hedges (net of taxes of $519)	(778)	(778)	—	—	—	—	(778)
Purchase of treasury stock, at cost	(4,517)	—	(4,517)	—	—	—	—

BALANCE APRIL 30, 2004	$125,706	$(8,858)	$(50,696)	$184,951	$249	$60	$(14,362)

Net earnings	1,619	—	—	1,619	—	—	$1,619
Change in temporary equity subject to put rights	1,092	—	—	1,092	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of taxes of $825)	1,238	1,238	—	—	—	—	1,238
Change in fair value of cash flow hedges (net of taxes of $97)	(145)	(145)	—	—	—	—	(145)
Purchase of treasury stock, at cost	(1,092)		(1,092)	—	—	—	—

BALANCE OCTOBER 31, 2004	$128,418	$(7,765)	$(51,788)	$187,662	$249	$60	$2,712

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation – The Newark Group, Inc. and its wholly owned subsidiaries (the “Company”) is an integrated global producer of recycled paperboard and converted paperboard products, with significant manufacturing and converting operations in North America and Europe. The Company’s customers are global manufacturers and converters of paperboard. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Operating results for the three and six-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005 due to seasonal and other factors. In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s S-4 filing for the year ended April 30, 2004 which was filed with the SEC on September 7, 2004.

The equity method is used to account for the Company’s investment in the common stock of other companies where the Company maintains ownership between 20 and 50 percent, and has the ability to exercise significant influence over the investee’s operating and financial policies. These investments are included in long-term investments. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. All significant intercompany profits, transactions and balances have been eliminated.

Revenue Recognition – Revenue is recognized when the earning process is complete and the title and risks and rewards of ownership have transferred to the customer, which is determined based on shipping terms. Net Sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. The Company accounts for shipping and handling costs as a component of cost of goods sold; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $0 and $10,550 as of October 31, 2004 and 2003, respectively.

2.	INVENTORIES

	October 31, 2004	April 30, 2004
Raw Materials	$22,115	$19,223
Finished Goods	32,835	33,280
Other Manufacturing Supplies	2,365	876

	$57,315	$53,379

The LIFO reserve at October 31, 2004 and April 30, 2004 is $6,782 and $5,632, respectively. There was no liquidation of layers within the LIFO calculation for the period ended October 31, 2004.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Inventories are valued at the lower of cost (last-in, first-out (“LIFO”) method) or market, except for $20,555 and $19,756 at October 31, 2004 and April 30, 2004 respectively, which are valued at the lower of cost (first-in, first-out (“FIFO”) method) or market. Effective May 1, 2003, the Company changed its method of calculating LIFO to an alternative method under GAAP. Management believes the new method is preferable because it provides a more precise calculation. This change is recorded as a cumulative effect of a change in accounting principle and decreases earnings in the year ended April 30, 2004 by $1,765 (net of taxes of $1,177).

3.	LONG-TERM DEBT

	October 31, 2004	April 30, 2004
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	15,353	4,595
Industrial Revenue Bonds (3)	71,050	72,415
Subordinated Notes	1,317	1,556
All other	6,798	2,223

Total Debt	269,518	255,789

Less Current Portion	7,882	3,147

Long-Term Debt	$261,636	$252,642

(1)	The Company has in place $175,000 of 9.75% senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheet.
(2)	The Company has in place a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of October 31, 2004 the Company has $83,638 in letters of credit obligations outstanding ($11,350 of which has been used to enhance security for the industrial revenue bonds), $15,353 in loans outstanding and $51,009 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, either (1) Prime plus a spread of 1% to 2% or (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% depending on the type of borrowing. The rate of interest (5.09% as of October 31, 2004) is subject to interest base requirements established by leverage ratios. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheet.
(3)	The industrial revenue bonds are comprised of five issues: Mercer IRB of $2,000, Mobile IRB of $5,365, Natick IRB of $80, Ohio IRB of $15,500, and Massachusetts IRB of $48,105 as of October 31, 2004. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 1.77% to 4.75% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheet with a portion in Current Portion of Long Term Debt.

The Company has certain financial covenants primarily relating to leverage and interest coverage. At October 31, 2004, the Company is in compliance with all covenants.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At October 31, 2004, the fair value of the swaps represented a liability of $21,141 versus a liability of $20,304 at April 30, 2004. The Company has recognized a charge of $266 within Other income - net, related to hedge ineffectiveness, during the six months ended October 31, 2004 versus no charge during the six months ended October 31, 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage foreign currency exchange risks. The Company is exposed to credit losses in the event of non-performance by the counterparties to its derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

4.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Service Cost	$1,156	$1,033	$2,099	$1,886
Interest Cost on Projected Benefit Obligation	1,642	1,513	3,108	2,933
Expected Return on Assets (Gain) Loss	(1,791)	(1,132)	(3,038)	(2,493)
Net Amortization	297	651	684	773

Net Pension Expense	$1,304	$2,065	$2,853	$3,099

The Company has made a contribution of $1,375 for the six months ended October 31, 2004. The Company estimates a cash contribution to its domestic pension plans of approximately $6,300 during fiscal year ending April 30, 2005.

5.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended October 31, 2004 and 2003:

2005 Restructuring

The Paperboard segment showed net restructuring credits of $60. Actual expenses incurred of $350 were offset by $410 which was received from the sale of certain water/sewage discharge rights from a facility that was closed in prior years. Severance costs of $62 relate to the facility in Sunrise, FL which closed on July 15, 2004. Asset impairment charges of $32 and the majority of the $256 of actual dismantling charges were incurred at the facility in Stockton, CA.

The Converted Products segment incurred $188 of restructuring charges on three locations – Vancouver, WA, Stockton, CA, and Kountze, TX. Three other restructured locations in this segment incurred no charges for the period and are not expected to incur future charges.

2004 Restructuring

All restructuring charges were incurred in the Paperboard segment and related to the facility in Stockton, CA.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
October 31, 2004
Severance	$62	$13	$75
Dismantling, Mothballing & Other	(154)	166	12
Asset Impairment	32	9	41

Total Charges	$(60)	$188	$128

October 31, 2003
Severance	$26	$—	$26
Dismantling, Mothballing & Other	950	—	950
Asset Impairment	24	—	24

Total Charges	$1,000	$—	$1,000

THE NEWARK GROUP, INC. AND SUBSIDIARIES

For the Six Months Ended October 31, 2004 and 2003:

2005 Restructuring

The Paperboard segment incurred severance costs of $76 from a facility in Sunrise, FL which closed on July 15, 2004 due to the fact that it had been operating at a loss for many months. This location also incurred $55 of costs to exit the property. The remaining restructuring charges of $452 were offset by $410 due to the sale of certain water/sewer discharge rights at a facility that was closed in prior years.

The Converted Products segment incurred restructuring charges on six locations – Vancouver, WA, Stockton, CA, Mira Loma, CA, Kountze, TX, Oshkosh, WI and Neenah, WI; restructuring charges are $905. With the exception of the Kountze, TX facility which was closed as a result of poor financial performance, the remaining locations in this segment were closed as a result of consolidation of operations. Future costs in this segment are not expected to be significant.

2004 Restructuring

The Paperboard segment incurred restructuring charges of $2.1 for four locations, all of which were closed as a result of continued poor financial performance. The majority of the severance costs relate to the facility in Newark, NJ which closed on July 17, 2003. Impairment charges of $187 were incurred and primarily related to the Stockton, CA location which closed on March 10, 2003.

The components of the Company’s plant restructuring and impairments incurred for the six months ended:

	Paperboard	Converted Products	Total
October 31, 2004
Severance	$76	$137	$213
Dismantling, Mothballing & Other	65	724	789
Asset Impairment	32	44	76

Total Charges	$173	$905	$1,078

October 31, 2003
Severance	$680	$—	$680
Dismantling, Mothballing & Other	1,228	—	1,228
Asset Impairment	187	—	187

Total Charges	$2,095	$—	$2,095

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2004 Accrual Balance	$40	$—	$40
Restructuring Charges for the Six Months Ended October 31, 2004	789	213	1,002
Amounts Paid Against Accruals	(772)	(213)	(985)

October 31, 2004 Accrual Balance	$57	$—	$57

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	SEGMENT INFORMATION

The Company operates in principally three business segments.

The Paperboard segment consists of facilities that manufacture recycled paperboard and facilities that collect, sort and process recovered paper for internal consumption and sales to other paper manufacturers. Inter-segment sales are recorded at prices which approximate market prices.

The Converted Products segment is principally made up of facilities that laminate, cut and form paperboard into fiber components for tubes and cores, protective packaging, books, games and office products. Inter-segment sales are recorded at prices which approximate market prices.

The International segment consists of facilities throughout Europe that are managed separately from North American operations. The vertical integration of this segment offers both paperboard manufacturing and converting. To date there is minimal business transactions between the North American segments (Paperboard and Converted Products) and the International segment.

The Company evaluates performance and allocates resources based on operating profits and losses of each business segment. Operating results include all costs and expenses directly related to the segment involved. Corporate includes corporate, general, administrative and unallocated expenses.

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Sales (aggregate):
Paperboard	$150,306	$135,307	$300,521	$263,750
Converted Products	69,167	64,493	139,221	132,166
International	36,090	33,626	72,671	70,928

Total:	$255,563	$233,426	$512,413	$466,844

Less sales (inter-segment):
Paperboard	$(36,743)	$(34,375)	$(75,734)	$(70,471)
Converted Products	(1,779)	(1,424)	(3,624)	(2,864)
International	24	(67)	69	(67)

Total:	$(38,498)	$(35,866)	$(79,289)	$(73,402)

Sales (external customers):
Paperboard	$113,563	$100,932	$224,787	$193,279
Converted Products	67,388	63,069	135,597	129,302
International	36,114	33,559	72,740	70,861

Total:	$217,065	$197,560	$433,124	$393,442

Operating Income:
Paperboard	$9,127	$5,641	$16,438	$13,509
Converted Products	(2,412)	(2,751)	(4,335)	(3,376)
International	4,782	4,250	8,724	7,498

Total Segment Operating Income:	11,497	7,140	20,827	17,631

Corporate Expense	4,415	1,843	7,293	4,835

Total Operating Income:	7,082	5,297	13,534	12,796

Interest Expense	(6,243)	(3,903)	(12,403)	(7,513)
Interest Income	20	66	41	66
Equity in Income of Affiliates	494	233	1,022	430
Other Income, Net	15	164	290	408

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	1,368	1,857	2,484	6,187
Income Tax Expense	282	862	865	2,768

Earnings from Continuing Operations Before Cumulative Effect of Accounting Change	$1,086	$995	$1,619	$3,419

Depreciation and Amortization:
Paperboard	$5,375	$5,291	$10,660	$9,466
Converted Products	1,135	966	2,206	2,022
International	1,121	1,007	2,072	2,664
Corporate	573	423	1,113	722

Total:	$8,204	$7,687	$16,051	$14,874

Purchases of Property, Plant and Equipment:
Paperboard	$2,593	$4,963	$6,003	$7,523
Converted Products	1,254	1,311	3,009	4,858
International	76	305	186	1,017
Corporate	32	13	47	85

Total:	$3,955	$6,592	$9,245	$13,483

			October 31, 2004	April 30, 2004
Identifiable Assets:
Paperboard			$338,097	$336,995
Converted Products			101,572	101,491
International			140,125	131,485
Corporate			26,778	31,679

Total:			$606,572	$601,650

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	October 31, 2004	October 31, 2003
Sales to Unaffiliated Customers

United States	$355,874	$318,866
Europe	72,740	70,861
Canada	4,510	3,715

Total	$433,124	$393,442

	October 31, 2004	April 30, 2004
Net Property, Plant and Equipment, Goodwill and Intangibles

United States	$309,382	$315,171
Europe	60,787	56,875
Canada	7,133	6,559

Total	$377,302	$378,605

7.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two directors and officers of the Company. For the six month periods ended October 31, 2004 and 2003, the amount paid to that company under the lease was $174 in each year.

Pursuant to an agreement with one of its officers, dated May 1, 1980, as amended, the officer may require the Company to repurchase, or the Company may require him to sell to the Company, all of its common stock, owned by him upon his termination of employment and for a period three years thereafter. The purchase price will be the then value per share as determined by the independent appraiser engaged to determine the price at which the Company purchases shares from participants in its employee stock ownership plan. The purchase price will be paid 10% down and the balance by a subordinated note, with interest at the prime rate as in effect from time to time during the 10-year term of the note. As of October 31, 2004 and April 30, 2004, there were 198,000 shares subject to this agreement with a redemption value of $9,205. The Company classifies the redemption value, which represents its maximum obligations, as temporary equity on the consolidated balance sheet, with an offsetting amount to retained earnings.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our annual report for the year ended April 30, 2004.

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture, and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the five largest participants in this industry. We have more than 8,000 customers worldwide and our relationships with our top 70 customers, as measured by sales, average in excess of 17 years. No single customer accounted for more than 3% of our sales in the fiscal year ended April 30, 2004.

We operate in three segments—Paperboard, Converted Products and International—and our products can be categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tube, core and allied products; and (v) solidboard packaging products. In our Paperboard segment we handle recovered paper and manufacture grades of recycled paperboard used in the production of folding cartons, rigid boxes, tubes and cores and other products. In our Converted Products segment we manufacture tubes, cores and allied products, solidboard packaging and products used for book covers, gameboards, jigsaw puzzles, and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products and graphicboard and solidboard packaging, primarily for the European market.

For the fiscal year ended April 30, 2004, the Paperboard segment represented 51% of our total sales, the Converted Products segment represented 31% of our total sales and the International segment represented 18% of our total sales.

Our fiscal year ends April 30. All references to years, quarters or other periods in this section refer to fiscal years, quarters or periods whether or not specifically indicated. If a period is referred to as “Month, day and year,” reference is to that specific period. For example, the three months and six months ended October 31, 2004 are contained within fiscal 2005. Most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Our operating results are primarily influenced by sales volume, mill capacity utilization, recovered paper cost and energy cost. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are also impacted by the highly competitive environment in which we operate. This competition, combined with the business slowdown that began approximately three years ago, resulted in decreased industry capacity utilization rates. As a result, we initiated a mill capacity rationalization program which led to the closures of five paperboard mills: the Gardiner, Maine facility in October 2001; the Lawrence, Massachusetts facility in September 2002; the Middletown, Ohio facility in October 2002; the Stockton, California facility in March 2003; and the Newark, New Jersey facility in July 2003. Combined, these five closures resulted in a capacity reduction of approximately 300,000 tons per annum, which led to approximately $30.0 million per year of overhead savings and loss avoidance. As a result of these closures, and a shift of business to other mills, our paperboard mills’ (other than the Fitchburg mill’s) capacity utilization rates rebounded from a low of 89% in 2002 to approximately 97% in 2004. Capacity utilization (other than the Fitchburg mill’s) was 98% and 97% for the six months and three months ended October 31, 2004, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced declined from $101 per ton in 2001 to $75 per ton in 2002, a decrease of 26%, before increasing by 36% to $102 per ton in 2003. Fiscal 2004 saw a slight reduction of 3% to $99 per ton. Recovered paper prices increased in our fourth quarter ended April 30, 2004 and pricing has remained at the elevated levels, resulting in an average of $117 and $116 per ton of paperboard produced for the six months and three months ended October 31, 2004, respectively.

We attempt to raise our selling prices in response to increases in raw material costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot maintain our operating margins in the face of meaningful cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations still will be materially and adversely affected by time delays in the implementation of price increases. Price increases for sales from our Paperboard and Converted Products segments were announced commencing in April 2004, with a second price increase announced commencing in late September, 2004. Since these announcements, we have realized an increase of approximately $35 per ton for sales of our paperboard and approximately $25 per ton for sales of our converted products in the quarter ended October 31, 2004.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $68, $58, $66, and $66 per ton of paperboard produced in 2004, 2003, 2002 and 2001, respectively, as compared to $43 per ton in 2000. These increases have primarily been due to overall increases in natural gas, fuel oil and electricity prices. For the three and six months ended October 31, 2004, average energy cost per ton of paperboard produced remained at $68 per ton. We expect that future energy cost may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States, other economic conditions, and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase; notwithstanding that, we attempt to manage fluctuations in our energy costs by purchasing forward contracts for a portion of our energy needs.

Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Net Sales
Paperboard	$113,563	$100,932	$224,787	$193,279
Converted Products	67,388	63,069	135,597	129,302
International	36,114	33,559	72,740	70,861

Total	$217,065	$197,560	$433,124	$393,442

Operating Income (loss)
Paperboard	$9,127	$5,641	$16,438	$13,509
Converted Products	(2,412)	(2,751)	(4,335)	(3,376)
International	4,782	4,250	8,724	7,498
Corporate	(4,415)	(1,843)	(7,293)	(4,835)

Total	$7,082	$5,297	$13,534	$12,796

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended October 31,		Six Months ended October 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.2	86.6	87.1	85.9
Selling, general and administration expenses	9.5	10.2	9.6	10.3
Restructuring and impairments	0.1	0.5	0.2	0.5
Operating income	3.3	2.7	3.1	3.3
Interest expense	2.9	2.0	2.9	1.9
Income tax expense	0.1	0.4	0.2	0.7
Cumulative effect of accounting change (net of tax)	—	—	—	(0.4)
Net earnings	0.5	0.5	0.4	0.4

Six Months Ended October 31, 2004 Compared to Six Months Ended October 31, 2003

Net Sales: Net sales for the six months ended October 31, 2004 increased 10% to $433.1 million from $393.4 million for the six months ended October 31, 2003. While we experienced increased net sales in all three of our business segments, the largest increase was in our Paperboard segment where net sales were up $31.5 million, or 16%, due to a 12% increase in average sales price and a 4% increase in volume.

Cost of Sales: Cost of sales increased 12% to $377.1 million during the six months ended October 31, 2004 from $337.9 million in the comparable period in 2003. The increase was due primarily to increased recovered paper costs which were up 36% versus prior year, as well as an overall volume increase of 4% in our Paperboard segment.

SG&A: SG&A increased 2% to $41.5 million during the six months ended October 31, 2004 from $40.6 million in the comparable six months of 2003. This increase is a function of foreign exchange translation in the International segment as the USD/Euro rate averaged $1.22 in the current period versus $1.15 in the prior.

Restructuring and Impairments: In the six months ended October 31, 2004, we recorded restructuring charges of $1.1 million, 84% of which related to closures in our Converted Products segment. In the comparable period ended October 31, 2003, we recorded a $2.1 million restructuring charge related to our closures in our Paperboard segment.

Operating Income: Operating income for the six-month period ended October 31, 2004 is $13.5 million, an increase of $0.7 million, or 6%, from the six-month period ended October 31, 2003. This increase is predominantly due to decreases in restructuring costs in the Paperboard segment.

Paperboard

Net sales in the Paperboard segment increased by $31.5 million, or 16%, to $224.8 million for the six months ended October 31, 2004, compared to $193.3 million in the six months ended October 31, 2003. This increase was due to a 4% increase in sales volume and a 12% increase in average sales price.

Operating income for the Paperboard segment increased by $2.9 million or 22%, to $16.4 million for the six months ended October 31, 2004 compared to $13.5 million for the comparable period in 2003. Operating income as a percentage of net sales was 7% for both periods. The increase in operating income in 2004 is a result of a $1.9 million reduction in restructuring costs to $0.2 million in 2004 from $2.1 million 2003. We closed our recovered paper operation in Sunrise, Florida in July 2004 and our Newark, New Jersey paperboard mill in July 2003. Additionally, improved performance at the Fitchburg facility, as well as the 4% increase in sales volume and the 12% increase in paperboard sales prices referred to above, served to offset increased raw material prices and energy cost increases. Overall energy costs increased $2.7 million, or 8%, versus prior year, as a result of increased energy prices coupled with an increased number of operating days at the Fitchburg mill in the six-month period ended October 31, 2004 compared to the same period in 2003. The Fitchburg mill incurred an operating loss of $2.7 million for the six-month period ended October 31, 2004, which includes $4.2 million of non-cash depreciation charges. This compares to the operating loss for the six-month period ended October 31, 2003 of $4.8 million, of which $3.2 million were non-cash depreciation charges.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Overall cost of sales for the six months ended October 31, 2004 increased 18%, or $29.1 million, to $191.4 million in 2004 from $162.3 million in 2003. The higher cost of sales is due primarily to the increased volume, a 36% increase in the cost of recovered paper, and the 8% energy cost increase. Energy cost per ton of paperboard produced was up 3% in the six-month period ending October 31, 2004 versus prior year. Additionally, freight costs increased $0.6 million, or 2%, for the current six-month period as compared to the six-month period a year ago. This increase was primarily due to increased volume of shipments. Mill capacity utilization (excluding Fitchburg) was 98% and 97% for the six-month periods ended October 31, 2004 and 2003, respectively. Including Fitchburg, utilization was 96% for six-month periods ended October 31, 2004 and 2003, respectively.

Restructuring costs decreased $1.9 million to $0.2 million in the six months ended October 31, 2004 from $2.1 million the same period last year. This is a result of a general reduction of restructuring expenses as well as a $0.4 million offset to the actual expenses incurred which resulted from the sale of water/sewer discharge rights for a facility closed in prior years. SG&A increased 9%, $1.4 million, to $16.8 in the six months ended October 31, 2004 from $15.4 million for the same period in 2003.

Converted Products

Net sales in the Converted Products segment increased by $6.3 million, or 5%, to $135.6 million for the six months ended October 31, 2004 compared to $129.3 million for the same period in 2003. The increase was primarily due to higher sales volume of approximately 3%. We also realized an average sales price increase of approximately 3% for the six-month period ending October 31, 2004 versus the same period last year.

Operating loss for the Converted Products segment increased $0.9 million, or 28%, to a loss of $4.3 million in the six months ended October 31, 2004 as compared to a loss of $3.4 million in the six months ended October 31, 2003. This variance is primarily due to the fact that we closed our Kountze, Texas plant and our Stockton, California plants in the quarter ended July 31, 2004, which contributed to restructuring charges of $0.9 million. There were no restructuring costs in the Converted Products segment in 2003. Cost of sales increased by $6.3 million, or 5%, to $128.4 million in 2004 compared to $122.1 million in 2003. This increase is primarily due to a 7% increase in unit paperboard raw material costs. Cost of sales as a percent of sales remained constant during the current six-month period compared to the same period prior year.

SG&A expenses were consistent during the current six-month period when compared to the six-month period a year ago.

International

Net sales in the International segment increased by $1.9 million, or 3%, to $72.7 million for the six months ended October 31, 2004 compared to $70.9 million for the six-month period ending October 31, 2003. This increase is due primarily to currency fluctuations as the exchange rate for the current six-month period is $1.22 USD/Euro as compared to $1.15 USD/Euro for the same period last year. Excluding currency fluctuations, sales were down 5% primarily due to lower average pricing for the products we sell. Competitive pressures across our product lines resulted in this lower pricing, though this was somewhat mitigated by volume being up 1% in the mills and 9% in the converting plants.

Operating income for the International segment was $8.7 million in the six-month period ended October 31, 2004 versus $7.5 million in 2003, a 16% increase. Excluding currency fluctuations, operating income was up 9% for the six months ended October 31, 2004 over the same period in 2003. Operating income as a percentage of net sales increased to 12% in 2004 from 11% in 2003. The main contributors to this improvement were the increased volume as well as continued efficiency improvements in our converting plants, particularly our plant in the Netherlands. Cost of Sales decreased $0.3 million, or 1%, versus prior year. Excluding currency fluctuations, cost of sales decreased 8.0% in 2004 versus 2003, with the variance resulting from a 52% decrease in depreciation and a 9% decrease in recovered paper costs at our European mills. SG&A increased $1.0 million, or 16%, for the six months ended October 31, 2004 when compared to the same period in 2003, again primarily due to currency fluctuations. Excluding currency fluctuations, SG&A increased slightly by 2% during the current six-month period as compared to the same period last year.

Corporate

During the six-month period ended October 31, 2004, we recognized a $2.5 million increase in unallocated corporate expense versus the same period in 2003, of which 80% was the result of expenses relating to increased LIFO reserves.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Other (Expense)/Income

Interest expense increased $4.9 million to $12.4 million in the six months ended October 31, 2004 from $7.5 million in the six months ended October 31, 2003. This is a direct result of a higher interest rate on our 9.75% $175 million senior subordinated notes versus the lower interest rate debt replaced by the notes. The blended average interest rates, including non-cash amortization charges, were approximately 9% and 6% for the six months ended October 31, 2004 and 2003, respectively. Average outstanding borrowings increased to $262.7 million in 2004 as compared to $237.4 million in 2003

Excluding interest expense, other income increased to $1.4 million for the six months ended October 31, 2004, as compared to $0.9 million in the same period of the prior year. This was primarily due to the increased earnings of our investments in unconsolidated entities, which were up to $1.0 million during the six months ended October 31, 2004 from $0.4 million in the respective period of 2003.

Income Tax Expense

Income tax expense decreased $1.9 million, or 69%, to $0.9 million in the six months ended October 31, 2004 from $2.8 million in the six months ended October 31, 2003. Effective tax rates are 35% and 45% in 2004 and 2003, respectively. The decrease in the effective tax rate is primarily a result of tax benefits for the domestic companies.

Cumulative Effect of Accounting Change

In fiscal year 2004, we changed our method of calculating LIFO to an alternative method under GAAP. Management believes the new LIFO method is preferable because it provides a more accurate calculation than the prior LIFO method. This resulted in a net loss of $1.8 million (net of tax benefit of $1.2 million) in our six months ended October 31, 2003. Management is further evaluating LIFO as to its preferability for inventory costing.

Net Income

In summary, for the six months ended October 31, 2004, net earnings decreased 2% or $0.1 million to $1.6 million from $1.7 million in the six-month period ended October 31, 2003. This fluctuation is the result of several significant offsetting factors: although overall sales increased 10% while restructuring and income tax expenses decreased 49% and 69%, respectively, interest expense, cost of sales and SG&A expenses increased 65%, 12%, and 2%, respectively.

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Overview

Net Sales: For the three months ended October 31, 2004, net sales increased 10% to $217.1 million from $197.6 million for the three months ended October 31, 2003. This increase was driven by sales price increases of 12% in our Paperboard segment and 6% in our Converted Products segment, volume increases of 2% in both our Paperboard segment and Converted Products segment, and an 8% increase in our International segment as a result of a 4% volume increase and the weakening USD.

Cost of Sales: Cost of sales for the three months ended October 31, 2004 increased 11% mainly due to a 39% increase in recovered paper costs in our Paperboard segment along with a 7% increase in energy costs.

SG&A: For the three months ended October 31, 2004 SG&A increased 2% over the same period last year.

Restructuring and Impairments: In the three months ended October 31, 2004, we recorded restructuring charges of $0.1 million, which includes credits from the sale of certain water/sewer discharge rights from a facility in the Paperboard segment which was closed in prior years. In the comparable period ended October 31, 2003, we recorded a $1.0 million restructuring charge related to closures in our Paperboard segment.

Operating Income: Operating income for the three-month period ended October 31, 2004 was $7.1 million, which reflects an increase of $1.8 million, or 34%, from the same period last year. Operating income improved across all three business segments. Sales volume increased in all three segments with both Paperboard and Converted Products increasing 2% and International increasing 5%. Sales prices were up 12% in our Paperboard segment and 6% in our Converted Products segment and we experienced a $0.9 million overall decrease in restructuring costs. All of these factors served to more than offset increased raw material costs incurred in both our Converted Products and Paperboard segments.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Paperboard

Net sales for the three months ended October 31, 2004 increased 13% to $113.6, compared to $100.9 for the three months ended October 31, 2003. This increase resulted from a 12% increase in overall average sales prices for the quarter as well as a 2% increase in volume.

For the three months ended October 31, 2004, operating income for the Paperboard segment increased by 62%, or $3.5 million, from $5.6 million in the prior year to $9.1 million. This increase was due to a variety of factors, including the increased volume referred to above, the realization of our recently announced paperboard price increases, improved performance at our Fitchburg mill, and reduced restructuring charges. Paperboard prices were up $29 per ton for the quarter versus prior year’s quarter, which more than offset the $22 per ton increase in recovered paper costs per ton of paperboard produced. Fitchburg continued to demonstrate efficiency improvements which resulted in an operating loss of $1.3 million in the current quarter as compared to $2.7 million in the same quarter last year. Included in the operating losses for the quarters ended October 31, 2004 and 2003 are non-cash depreciation charges of $2.1 million and $1.9 million, respectively. We also experienced a decrease in restructuring costs of $1.0 million during the three months ended October 31, 2004. This is a result of a general reduction of restructuring expenses as well as a $0.4 million offset to the actual expenses incurred which resulted from the sale of water/sewer discharge rights for a facility closed in prior years.

For the three-month period ended October 31, 2004, cost of sales increased $9.1 million, or 10%, from the same three-month period in 2003. This increase is primarily due to a 39% increase in recovered paper costs, along with a 7% increase in energy costs. Energy costs rose from $16.2 million in 2003 to $17.3 million in the three-month period ended October 31, 2004. Mill capacity utilization (excluding Fitchburg) was 97% for each of the quarters ended October 31, 2004 and October 31, 2003. Including Fitchburg, utilization was 95% and 94% for quarters ended October 31, 2004 and 2003, respectively.

SG&A increased approximately $1.1 million, or 16%, to $8.5 million for the three-month period ended October 31, 2004 as compared to $7.4 million for the respective period in 2003. This increase is primarily due to some minor increases in many areas, including employee-related costs.

Converted Products

For the three months ended October 31, 2004, net sales increased $4.3 million, or 7%, to $67.4 million compared to $63.1 million in the same period last year. This increase is primarily due to a 6% increase in sales price which was realized from our price increase announced in April 2004. Additionally, we experienced a 2% increase in sales volume during the period.

Operating loss for the quarter ended October 31, 2004 decreased 12% to a loss of $2.4 million from a loss of $2.8 million for the quarter ended October 31, 2003. This decrease is largely the result of the increase in sales price which more than offset a corresponding 7% increase in unit paperboard raw material costs. Cost of sales was $64.2 million for the quarter ended October 31, 2004 as compared to $60.7 million in the same quarter a year ago. This $3.5 million, or 6%, increase is primarily due to the increase in unit paperboard raw material costs. Cost of sales as a percentage of sales improved to 95% for the current quarter as compared to 96% for the same period prior year.

SG&A increased $0.3 million, or 5%, to $5.4 million during the current quarter as compared to $5.1 million in the comparable quarter of 2003. This increase is primarily the result of increases in employee-related costs.

International

For the three-month period ended October 31, 2004, net sales were $36.1 million, up 8%, or $2.6 million from the three-month period ended October 31, 2003. This increase is due to exchange rate changes - USD/Euro rates were $1.23 and $1.14 for the three-month periods ended October 31, 2004 and 2003, respectively. Excluding currency fluctuations, sales for the quarter decreased approximately 2% from the second quarter of 2003. This decrease is due to a 5% overall decrease in selling prices which slightly offset a 4% increase in mill sales volume and a 6% increase in converting sales volume from the three month period of 2003.

For the three-month period ended October 31, 2004, operating income increased 13%, or $0.5 million, from the same period last year. Operating Income was $4.8 million versus $4.3 million for the prior year’s quarter. Excluding currency fluctuations, operating income was up 4% for the current quarter versus the prior year’s quarter. This improvement was mainly due to lower recovered paper costs in our two mills, lower paperboard costs in our converting plants and continued performance improvements in our Netherlands converting plant, all of which, combined, more than offset the decrease in selling prices. SG&A costs in our European operations were up $0.5 million, or 16%, due to currency fluctuations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Corporate

During the three month period ended October 31, 2004, we recognized a $2.6 million increase over the same period from last year in unallocated corporate expense, primarily relating to an increase in the LIFO reserve along with general increases in professional and legal fees.

Other (Expense)/Income

Interest expense increased $2.3 million in the three months ended October 31, 2004 from the same time period of 2003, to $6.2 million. This is a result of the higher interest rate on our 9.75% $175 million senior subordinated notes versus the lower interest rate debt replaced by the notes, as well as overall higher outstanding balances. The blended average interest rates, including non-cash amortization charges, were approximately 9% and 6% for the three months ended October 31, 2004 and 2003, respectively. Average outstanding borrowings increased to $265.9 million in 2004 as compared to $248.3 million in 2003.

Excluding interest expense, other income remained at $0.5 million during the three month periods ended October 31, 2004 and 2003.

Income Tax Expense

Income tax expense decreased 67%, or $0.6 million, in the three months ended October 31, 2004 to $0.3 million. Effective tax rates are 21% and 46% in 2004 and 2003 respectively. The decrease in the effective tax rate is primarily a result of tax benefits in our domestic companies.

Net Income

In summary, for the three months ended October 31, 2004, net earnings were $1.1 million, an increase of 9%, or $0.1 million, compared to $1.0 million in the three months ended October 31, 2003. This variance is primarily the result of a 10% increase in sales, an 87% decrease in restructuring charges and a 67% decrease in income taxes, all of which more than offset a 60% increase in interest costs.

Liquidity and Capital Resources

Liquidity Sources and Risks

Our primary sources of liquidity are cash from operations and borrowings under our credit facilities described below. Downturns in operations can significantly affect our ability to generate cash. Some of the factors that can affect our operating results and liquidity are discussed further under the caption “Risk Factors” contained in our annual report for the year ended April 30, 2004. In the six months ended October 31, 2004, we generated $10.1 million in cash from operations, which represents a $2.0 million decrease versus the same period in 2003. We believe that our existing cash and liquidity position will be strengthened by shutdowns in our Paperboard and Converted Products segments, improving pricing dynamics, and continued diligence related to our cost control programs which have improved our utilization rates and decreased expenses. However, no assurance can be given that these recent improvements in our mill utilization rates or cost control efforts will continue.

Our $150 million senior secured credit facility, with the principal sum of $99.0 million outstanding ($15.4 million of borrowings and $83.6 million of letters of credit) at October 31, 2004, is due on March 15, 2007. While we believe that cash from operations and availability under our credit facility will provide us with sufficient liquidity for the foreseeable future, the availability of borrowings from our credit facility is governed by our compliance with certain financial covenants, including an interest coverage test, a maximum level of capital expenditures and certain leverage ratios. The facility also imposes limits on acquisitions of new debt and advances to and investments in affiliates. In addition, we may not declare or pay any cash dividends. We were in compliance with the covenants under our credit facility as of October 31, 2004.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Liquidity Requirements

Operations: Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, to meet operating lease payments, to meet obligations to our lenders, and to finance working capital requirements and other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources are sufficient to meet the current and anticipated cash requirements of our operations.

Capital Expenditures: Capital expenditures were $9.2 million in the six months ended October 31, 2004, which was $4.2 million less than in the same six-month period in the prior year. We do not expect capital expenditures to exceed $20 million for the fiscal year ended April 2005.

Borrowings

At October 31, 2004, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

October 31, 2004
Senior revolving credit facility (1)	$15.4
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	71.0
Other	8.1

Total debt	$269.5

(1)	Excludes letters of credit issued to enhance security for the IRBs and worker’s compensation claims

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150 million, with up to $95 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of October 31, 2004, we had approximately $83.6 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $15.4 million of other borrowings outstanding under the facility, leaving us with availability of approximately $51.0 million under the revolver.

In March 2004, we completed an offering of $175 million of 9.75% senior subordinated notes with a maturity date of March 12, 2014 (the “Notes”). We will pay interest semi-annually on March 15 and September 15 of each year; our first interest payment was made on September 15, 2004. We cannot redeem the Notes before March 15, 2009, except as described below. On or after that date, we may redeem them at specified prices. However, on or before March 15, 2007, we may redeem up to 35% of the original principal amount of the Notes at 109.75% of their face amount, plus accrued interest, with money we raise from certain public equity offerings. The Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

We are also party to a series of cross currency rate swap transactions with two members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary and effectively converted approximately $53.0 million, together with the corresponding US Dollar denominated fixed rate interest payment obligations, into Euro denominated fixed rate obligations. These swaps have an aggregate outstanding balance of €44.6 million at October 31, 2004. The fair value of the 2001 Swaps represents a liability of $21.1 million and $20.3 million at October 31, 2004 and April 30, 2004, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2005 (1)	$1.4
2006	2.5
2007 (2)	18.3
2008	6.4
2009	2.1
Thereafter	238.8

$269.5

(1)	Represents remaining obligations for the fiscal year ended April 30, 2005.
(2)	Includes $15.4 outstanding under the senior secured revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the six months ended October 31, 2004 and 2003, we generated cash from operating activities of $10.1 million and $12.1 million, respectively. The difference is primarily related to the sum of net earnings and depreciation showing an increase of $1.1 million in the current year versus the past year as well as cash management initiatives that began in August 2003 which did not have a full impact on the results for the six months ended October 31, 2003. Increased focus continues on the collection of cash from our customers, with monthly discussions at the senior management level of the major customers beyond terms, and extending all payment terms with non-contract vendors.

Net cash used in investing activities

In the six-month periods ended October 31, 2004 and 2003, we used $8.8 million and $16.3 million in cash, respectively, in investing activities. The overall reduction compared to last year is due primarily to lower capital expenditures in 2004 ($9.2 million in 2004 versus $13.5 million in 2003) and an equity method investment of $2.3 million made by our International segment in the six months ended October 31, 2003.

Net cash provided by (used in) financing activities

In the six months ended October 31, 2004, we provided cash from financing activities of $1.0 million and used cash from financing activities of ($1.9) million in the six months ended October 31, 2003, respectively. The difference is primarily related to a change in our cash overdrafts of ($10.6) million in 2004 as compared to ($6.0) million in 2003 which is offset by reduced debt payments of $6.4 million and $1.0 million of reduced purchases of treasury stock.

Seasonality

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and adversely affect customer demand for food containers can adversely affect our revenues and our operating results. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays and to the cyclicality of the demand for our products.

Inflation

Changes in raw material and energy prices have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that, except as it relates to energy prices, it has a material effect on our operations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the six-month period ended October 31, 2004.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 10 to the annual report. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Effective May 1, 2002, this rate of return was reduced to 8.75% from 9.50%. At April 30, 2003, the discount rate was reduced from 7.25% to 6.50% and subsequently reduced to 6.25% on April 30, 2004. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.0 million. This discount rate is based upon the demographics of the plan participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. Pension expense was $2.6 million in 2002, $4.1 million in 2003, $6.2 million in 2004 and is estimated to be approximately $6.3 million in 2005.

Goodwill

Effective May 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 1 to the annual report for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customer to make required payments. For specific accounts for which we have information that the customer may be unable to meet its financial obligation, whether or not a bankruptcy is involved, a provision is recorded at time of occurrence (e.g. in 2004, we incurred a bad debt write-off of $3.2 million for a long-standing customer who did file for Chapter 11 protection on July 13, 2004). For all other accounts, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. A 1.0% movement of our total receivables into the greater than 90 day aging would result in an increase to the reserve of $125,000. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	Significant operating losses;

•	Significant declines in demand for a product where an asset is only able to produce that product;

•	Assets that are idled; and

•	Assets that are likely to be divested.

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 16 to the annual report.

Item 3. Qualitative And Quantitative Disclosure About Market Risk

We are exposed to market risk from changes in foreign exchange rates, interest rates and the costs of raw materials used in our production processes. To reduce such risks, we selectively use financial instruments.

The following risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risks, assuming that certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to actual developments in the global financial markets. The analysis used to assess and mitigate risks discussed below should not be considered projections of future events or losses.

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a ($10.0) million effect on our operating income in 2005, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a ($6.8) million effect on our operating income in 2005. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At October 31, 2004, the fair value of the 2001 Swaps represented a liability of $21.1 million and the result of hedge ineffectiveness related to these swap agreements during the six months ended October 31, 2004 was $0.3 million. There were no charges recognized for ineffectiveness in the comparable period in the prior year. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to change by 10%, we would have approximately a ($0.3) million effect on net earnings.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWARK GROUP, INC.

Date: December 10, 2004
	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 10, 2004
	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)