Form 10-Q
period 2005-01-31
NEWARK GROUP, INC
filed 2005-03-17
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding at January 31, 2004 was 3,852,588.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JANUARY 31, 2005 AND APRIL 30, 2004

(Dollars in Thousands, Except Share Data)

	January 31, 2005	April 30, 2004
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,710	$2,003
Marketable securities	—	45
Accounts receivable (less allowance for doubtful accounts of $5,124 and $6,326, respectively)	117,923	115,221
Inventories	65,288	58,604
Other current assets	11,235	13,893
Assets held for sale	870	—

Total current assets	201,026	189,766

RESTRICTED CASH	68	131
PROPERTY, PLANT AND EQUIPMENT – Net	327,070	333,217
GOODWILL	47,609	45,353
LONG-TERM INVESTMENTS	16,485	14,513
OTHER ASSETS	21,076	22,527
ASSETS OF DISCONTINUED OPERATIONS	—	1,368

TOTAL ASSETS	$613,334	$606,875

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,080	$85,040
Current portion of long-term debt	2,717	3,147
Income taxes and other taxes payable	3,411	395
Accrued salaries and wages	13,793	13,887
Other accrued expenses	18,439	18,989

Total current liabilities	120,440	121,458

SENIOR DEBT	85,772	76,445
SUBORDINATED DEBT	175,718	176,197
DEFERRED INCOME TAXES	7,070	12,159
PENSION OBLIGATION	22,667	22,268
OTHER LIABILITIES	30,153	27,448
OTHER LIABILITIES OF DISCONTINUED OPERATIONS	—	138
MINORITY INTEREST	93	87

Total liabilities	441,913	436,200

COMMITMENTS AND CONTINGENCIES (Footnote 8)	—	—

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (871,788 and 899,873 shares, respectively)	40,529	41,835

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,000,000 shares	60	60
Additional paid-in capital	249	249
Retained earnings	190,552	188,085
Accumulated other comprehensive loss	(7,967)	(8,858)
Treasury stock, 2,147,412 shares and 2,121,121 shares, respectively at cost	(52,002)	(50,696)

Total permanent stockholders’ equity	130,892	128,840

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$613,334	$606,875

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
		(As Restated)		(As Restated)
NET SALES	$217,415	$187,079	$650,539	$580,521
COST OF SALES	191,770	164,549	568,247	503,286

Gross profit	25,645	22,530	82,292	77,235

OPERATING EXPENSES:
Selling, general and administrative	21,498	21,296	62,953	61,913
Restructuring and impairments	638	1,919	1,716	4,014

Total operating expenses	22,136	23,215	64,669	65,927

OPERATING INCOME (LOSS)	3,509	(685)	17,623	11,308

OTHER (EXPENSE) INCOME:
Interest expense	(6,283)	(4,271)	(18,686)	(11,784)
Interest income	36	51	77	117
Equity in income of affiliates	534	230	1,556	660
Other income – net	9	36	299	444

Total other expense	(5,704)	(3,954)	(16,754)	(10,563)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,195)	(4,639)	869	745

INCOME TAX (BENEFIT) EXPENSE	(1,448)	(1,683)	(351)	764

EARNINGS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS (NET OF TAX)	(747)	(2,956)	1,220	(19)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(59)	—	(59)	—

NET EARNINGS (LOSS)	$(806)	$(2,956)	$1,161	$(19)

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

(Dollars in Thousands)

	For the Nine Months Ended
	January 31, 2005	January 31, 2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,161	$(19)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	24,431	22,354
Impairment of assets	237	—
Loss on sale of property, plant and equipment	239	125
Loss on sale of discontinued operations	99	—
Equity in income of affiliates	(1,556)	(660)
Loss due to hedge ineffectiveness	384	175
Deferred income tax benefit	(6,866)	(2,419)

Changes in assets and liabilities excluding the effects of acquisitions:
Decrease in accounts receivable	643	6,844
Increase in inventories	(5,403)	(3,789)
Decrease in other current assets and prepaids	3,825	1,580
(Increase) Decrease in other assets	(563)	501
Increase (Decrease) in accounts payable and accrued expenses	8,330	(6,388)
Decrease in other liabilities	(3,397)	(3,402)

Net cash provided by operating activities	21,564	14,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	44	—
Purchase of equity method investments	—	(2,304)
Business acquisitions	—	(515)
Capital expenditures	(14,642)	(19,783)
Proceeds from dividends paid by equity investments	1,119	333
Proceeds from sale of discontinued operations	1,175	—
Proceeds from sale of property, plant and equipment	186	38
Decrease (Increase) in restricted cash	63	(63)

Net cash used in investing activities	(12,055)	(22,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(6,665)	(37,596)
Proceeds from long-term debt	13,697	53,000
Changes in cash overdraft	(10,550)	(10,369)
Purchase of treasury stock	(1,306)	(2,770)

Net cash (used in) provided by financing activities	(4,824)	2,265

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(978)	337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,707	(4,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,003	7,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,710	$2,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,412	$8,796

Income Taxes:
Paid	$1,019	$2,758

(Refunded)	—	$(165)

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE YEAR ENDED APRIL 30, 2004 AND THE NINE MONTHS ENDED JANUARY 31, 2005

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE AS OF MAY 1, 2003 (as restated)	$138,366	$(12,152)	$(46,179)	$196,388	$249	$60	$1,797
Net loss	(16,319)	—	—	(16,319)	—	—	(17,656)
Change in temporary equity subject to put rights	8,016	—	—	8,016	—	—	—
Other comprehensive income (loss):
Unrealized losses on marketable securities available for sale (net of taxes of $4)	6	6	—	—	—	—	6
Foreign currency translation adjustments (net of taxes of $691)	1,037	1,037	—	—	—	—	1,037
Minimum pension liability adjustments (net of taxes of $2,019)	3,029	3,029	—	—	—	—	3,029
Change in fair value of cash flow hedges (net of taxes of $519)	(778)	(778)	—	—	—	—	(778)
Purchase of treasury stock, at cost	(4,517)	—	(4,517)	—	—	—	—

BALANCE APRIL 30, 2004	$128,840	$(8,858)	$(50,696)	$188,085	$249	$60	$(12,565)

Net earnings	1,161	—	—	1,161	—	—	1,161
Change in temporary equity subject to put rights	1,306	—	—	1,306	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $1,046)	1,570	1,570	—	—	—	—	1,570
Change in fair value of cash flow hedges (net of taxes of $452)	(679)	(679)	—	—	—	—	(679)
Purchase of treasury stock, at cost	(1,306)	—	(1,306)	—	—	—	—

BALANCE JANUARY 31, 2005	$130,892	$(7,967)	$(52,002)	$190,552	$249	$60	$2,052

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

Operating results for the three and nine-month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005 due to seasonal and other factors. In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s S-4 filing for the year ended April 30, 2004 which was filed with the SEC on September 7, 2004.

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

Stock-based Compensation – In accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” the Company accounts for employee stock options and stock appreciation rights based upon the fair value method of accounting for equity instruments which results in the recording of compensation expense in the Company’s financial statements.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $0 and $10,550 as of January 31, 2005 and April 30, 2004, respectively.

2.	INVENTORIES

Prior to November 1, 2004, the Company used the last-in, first-out (“LIFO”) method of costing inventory for most of its North American Operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, the Company changed its method of accounting for its LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet, and provides a uniform costing method across the Company’s business segments. The effect of the change on net income for the three and nine months ended January 31, 2005, was an increase of $688 and $1,036, respectively. In accordance with accounting principles generally accepted in the United

THE NEWARK GROUP, INC. AND SUBSIDIARIES

States of America, the prior period consolidated financial statements presented in this Form 10-Q have been restated to retroactively apply the FIFO method of accounting as depicted in the following table:

	Three Months Ended January 31, 2004			Nine Months Ended January 31, 2004 (1)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Cost of Sales	$164,532	$17	$164,549	$502,466	$820	$503,286
Earnings (Loss) from Continuing Operations	$(4,622)	$(17)	$(4,639)	$1,565	$(820)	$745
Net Income (Loss)	$(2,946)	$(10)	$(2,956)	$(1,292)	$1,273	$(19)

Inventories	$57,716	$2,176	$59,892	$57,716	$2,176	$59,892

The prior period consolidated financial statements to be included in our annual report on Form 10-K for the year ending April 30, 2005 will also be restated for the effects of the change as depicted in the following table:

	Fiscal Year Ended April 30, 2004 (1)			Fiscal Year Ended April 30, 2003
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Cost of Sales	$693,682	$713	$694,395	$700,270	$(667)	$669,603
Earnings (Loss) from Continuing Operations	$(31,881)	$(713)	$(32,594)	$679	$667	$1,346
Net Income (Loss)	$(17,656)	$1,337	$(16,319)	$13,169	$400	$13,569

Inventories	$53,379	$5,225	$58,604	$53,864	$2,996	$56,860

(1)	The adjustment to Net Income (Loss) for this period includes the reversal of a loss from a cumulative effect of a change in accounting principle of $1,765, net of tax, relating to a change in LIFO inventory pricing methodologies.

Inventories consist of the following:

	January 31, 2005	April 30, 2004
Raw Materials	$25,453	$21,212
Finished Goods	37,326	36,515
Other Manufacturing Supplies	2,509	877

	$65,288	$58,604

3.	ASSETS HELD FOR SALE

The Company has entered into a Purchase and Sale Agreement dated March 16, 2004, for the sale of 1212 W. Fourth Plain Boulevard, Vancouver, WA, a facility within the Converted Products segment. This facility was closed in September 2003 as a result of consolidation of operations. The closing of the property sale is scheduled to be completed by March 31, 2005. The net book value of these assets is $870 and is reflected as assets held for sale on the balance sheet.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

4.	LONG-TERM DEBT

	January 31, 2005	April 30, 2004
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	15,642	4,595
Industrial Revenue Bonds (3)	70,780	72,415
Subordinated Notes	1,197	1,556
All other	1,588	2,223

Total Debt	264,207	255,789

Less Current Portion	2,717	3,147

Long-Term Debt	$261,490	$252,642

(1)	The Company has in place $175,000 of 9.75% senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheet.
(2)	The Company has in place a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of January 31, 2005 the Company has $83,383 in letters of credit obligations outstanding ($72,033 of which has been used to enhance security for the industrial revenue bonds), $15,642 in loans outstanding and $50,975 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, either (1) Prime plus a spread of 1% to 2% or (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% depending on the type of borrowing. The rate of interest (5.12% as of January 31, 2005) is subject to interest base requirements established by leverage ratios. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheet.
(3)	The industrial revenue bonds are comprised of five issues: Mercer IRB of $1,750, Mobile IRB of $5,365, Natick IRB of $60, Ohio IRB of $15,500, and Massachusetts IRB of $48,105 as of January 31, 2005. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031, with interest rates ranging from 1.86% to 5.25% that are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheet with a portion in Current Portion of Long Term Debt.

The Company has certain financial covenants primarily relating to leverage and interest coverage. At January 31, 2005, the Company is in compliance with all covenants.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At January 31, 2005, the fair value of the swaps represented a liability of $23,207 versus a liability of $20,304 at April 30, 2004. The Company has recognized a charge of $384 within Other income - net, related to hedge ineffectiveness, during the nine months ended January 31, 2005. There was no charge during the nine months ended January 31, 2004 for hedge ineffectiveness.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

5.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Service Cost	$836	$943	$2,935	$2,829
Interest Cost on Projected Benefit Obligation	1,554	1,467	4,662	4,400
Expected Return on Assets (Gain) Loss	(1,519)	(1,247)	(4,557)	(3,740)
Net Amortization	342	387	1,026	1,160

Net Pension Expense	$1,213	$1,550	$4,066	$4,649

The Company has made a contribution of $2,750 for the nine months ended January 31, 2005. The Company estimates a cash contribution to its domestic pension plans of approximately $6,300 during fiscal year ending April 30, 2005. As of January 31, 2005, 78% of the plan’s assets were in equity investments, 15% in fixed-income securities and 7% in cash and other.

6.	INCOME TAXES

For the nine months ended January 31, 2005, the Company recorded an income tax benefit of $351 as a result of benefits from the Company’s U.S. operating losses offsetting the provision for income tax on earnings from the Company’s international operations. In determining our consolidated tax rate we compute an annual effective rate for each taxable jurisdiction. The fluctuation in our consolidated effective tax rate is due to the recording of our foreign provision, based on our annual effective foreign tax rate, to earnings as they are realized. In addition, during the quarter ended January 31, 2005, we recognized an additional benefit of $395 to our U.S. provision as a result of an increased benefit from extraterritorial income exclusions (“ETI”).

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended January 31, 2005 and 2004:

2005 Restructuring

The Paperboard segment incurred charges of $325 primarily related to the facility in Stockton, CA. On-going charges for the facility’s water/sewer rights represented the majority of this quarterly expense. The water/sewer charges will be minimal in the fourth quarter.

The Converted Products segment incurred charges of $313. Nearly half of these charges were non-cash charges relating to asset impairment for the facility in Vancouver, WA. This facility has a signed purchase agreement, which is scheduled to close in the fourth quarter (see Note 3). The remaining charges were primarily incurred from our facility located in Kountze, TX. No charges were incurred on facilities located in Mira Loma, CA, Oshkosh, WI and Neenah, WI.

2004 Restructuring

All restructuring charges were incurred in the Paperboard segment, primarily related to the facilities in Stockton, CA and Newark, NJ.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
January 31, 2005
Severance	$87	$10	$97
Dismantling, Mothballing & Other	252	152	404
Asset Impairment	(14)	151	137

Total Charges	$325	$313	$638

January 31, 2004
Severance	$284	$—	$284
Dismantling, Mothballing & Other	1,291	—	1,291
Asset Impairment	344	—	344

Total Charges	$1,919	$—	$1,919

For the Nine Months Ended January 31, 2005 and 2004:

2005 Restructuring

The Paperboard segment incurred charges of $498 which relate primarily to the facilities in Stockton, CA and Sunrise, FL. Plans are in place to permanently exit the Sunrise, FL facility in March 2005. This facility was closed on July 15, 2004 as it had been operating at a loss.

The Converted Products segment incurred charges of $1,218 for six locations - Vancouver, WA, Stockton, CA, Mira Loma, CA, Kountze, TX, Oshkosh, WI and Neenah, WI. With the exception of the Kountze, TX facility, which closed as a result of poor financial performance, the remaining locations in this segment were closed as a result of consolidation of operations.

2004 Restructuring

The Paperboard segment incurred restructuring charges of $4,014 for four locations, all of which were closed as a result of continued poor financial performance. The majority of the severance costs relate to the facility in Newark, NJ which closed on July 17, 2003. Impairment charges of $531 were incurred and primarily related to the Stockton, CA location which closed on March 10, 2003.

The components of the Company’s plant restructuring costs and impairments incurred for the nine months ended:

	Paperboard	Converted Products	Total
January 31, 2005
Severance	$163	$147	$310
Dismantling, Mothballing & Other	317	876	1,193
Asset Impairment	18	195	213

Total Charges	$498	$1,218	$1,716

January 31, 2004
Severance	$964	$—	$964
Dismantling, Mothballing & Other	2,519	—	2,519
Asset Impairment	531	—	531

Total Charges	$4,014	$—	$4,014

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2004 Accrual Balance	$40	$—	$40
Restructuring Charges for the Nine Months Ended January 31, 2005	1,193	310	1,503
Amounts Paid Against Accruals	(1,164)	(310)	(1,474)

January 31, 2005 Accrual Balance	$69	$—	$69

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation and environmental claims, arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows

9.	SEGMENT INFORMATION

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

The International segment consists of facilities throughout Europe that are managed separately from North American operations. The vertical integration of this segment offers both paperboard manufacturing and converting. To date there are minimal business transactions between the North American segments (Paperboard and Converted Products) and the International segment.

The Company evaluates performance and allocates resources based on operating profits and losses of each business segment. Operating results include all costs and expenses directly related to the segment involved. Corporate includes corporate, general, administrative and unallocated expenses.

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
		(As Restated)		(As Restated)
Sales (aggregate):
Paperboard	$147,746	$126,611	$448,267	$390,361
Converted Products	63,280	55,622	202,501	187,788
International	41,794	35,743	114,465	106,671

Total:	$252,820	$217,976	$765,233	$684,820

Less sales (inter-segment):
Paperboard	$(33,503)	$(29,440)	$(109,237)	$(99,911)
Converted Products	(1,788)	(1,486)	(5,412)	(4,350)
International	(114)	29	(45)	(38)

Total:	$(35,405)	$(30,897)	$(114,694)	$(104,299)

Sales (external customers):
Paperboard	$114,243	$97,171	$339,030	$290,450
Converted Products	61,492	54,136	197,089	183,438
International	41,680	35,772	114,420	106,633

Total:	$217,415	$187,079	$650,539	$580,521

Operating Income:
Paperboard	$6,020	$5,585	$22,442	$19,094
Converted Products	(3,281)	(4,122)	(8,170)	(7,498)
International	5,354	3,325	14,078	10,823

Total Segment Operating Income:	8,093	4,788	28,350	22,419

Corporate Expense	4,584	5,473	10,727	11,111

Total Operating Income:	3,509	(685)	17,623	11,308

Interest Expense	(6,283)	(4,271)	(18,686)	(11,784)
Interest Income	36	51	77	117
Equity in Income of Affiliates	534	230	1,556	660
Other Income, Net	9	36	299	444

Earnings (Loss) from Continuing Operations Before Income Taxes and Discontinued Operations	(2,195)	(4,639)	869	745
Income Tax Expense (Benefit)	(1,448)	(1,683)	(351)	764

Earnings (Loss) from Continuing Operations Before Discontinued Operations	$(747)	$(2,956)	$1,220	$(19)

Depreciation and Amortization:
Paperboard	$5,447	$5,165	$16,107	$14,631
Converted Products	1,244	1,127	3,450	3,149
International	1,142	1,021	3,214	3,685
Corporate	547	167	1,660	889

Total:	$8,380	$7,480	$24,431	$22,354

Purchases of Property, Plant and Equipment:
Paperboard	$4,056	$3,956	$10,059	$11,479
Converted Products	840	1,746	3,849	6,604
International	427	572	613	1,589
Corporate	74	26	121	111

Total:	$5,397	$6,300	$14,642	$19,783

	January 31, 2005	April 30, 2004
		(As restated)
Identifiable Assets:
Paperboard	$336,445	$336,883
Converted Products	98,247	101,197
International	146,898	131,485
Corporate	31,744	37,310

Total:	$613,334	$606,875

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	January 31, 2005	January 31, 2004
Sales to Unaffiliated Customers
United States	$529,597	$468,655
Europe	114,465	106,671
Canada	6,477	5,195

Total	$650,539	$580,521

	January 31, 2005	April 30, 2004
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$307,509	$315,171
Europe	61,101	56,875
Canada	6,963	6,559

Total	$375,573	$378,605

10.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two directors and officers of the Company. For the nine month periods ended January 31, 2005 and 2004, the amount paid to that company under the lease was $261 in each year.

Pursuant to an agreement with one of its officers, dated May 1, 1980, as amended, the officer may require the Company to repurchase, or the Company may require him to sell to the Company, all of its common stock, owned by him upon his termination of employment and for a period three years thereafter. The purchase price will be the then value per share as determined by the independent appraiser engaged to determine the price at which the Company purchases shares from participants in its employee stock ownership plan. The purchase price will be paid 10% down and the balance by a subordinated note, with interest at the prime rate as in effect from time to time during the 10-year term of the note. As of January 31, 2005 and April 30, 2004, there were 198,000 shares subject to this agreement with a redemption value of $9,205. The Company classifies the redemption value, which represents its maximum obligations, as temporary equity on the consolidated balance sheet, with an offsetting amount to retained earnings.

Our paperboard mills, in our International segment, purchased approximately $7,302 and $7,485 of raw material from affiliated entities accounted for as equity method investments during the nine month periods ended January 2005 and 2004, respectively.

The International segment also recorded sales of approximately $1,435 and $1,371 to two affiliated entities accounted for as equity method investments during the nine month periods ended January 2005 and 2004, respectively.

The company paid approximately $3,805 and $3,557 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as equity method investment, primarily for hauling services of recyclable material during the nine month periods ended January 2005 and 2004, respectively.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs (“FAS 151”). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period expense rather than as part of inventory costs. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effects of this statement are required to be reflected in financial statements for fiscal years beginning after June 15, 2005, although application is permitted in fiscal years beginning after November 2004. The Company does not believe the application of FAS 151 will have a material affect on its inventory valuation methodologies.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) requires compensation costs related to share-based payment transactions to be

THE NEWARK GROUP, INC. AND SUBSIDIARIES

recognized in the financial statements. Generally, the amount of the compensation cost will be measured based on the fair value of the equity or liability instruments issued. This statement is to become effective beginning with the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the effects that FAS 123(R) will have on its financial results but does not expect these effects to be material.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our S-4 Registration Statement.

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

Our fiscal year ends April 30. All references to years, quarters or other periods in this section refer to fiscal years, quarters or periods whether or not specifically indicated. If a period is referred to as “Month, day and year,” reference is to that specific period. For example, the three months and nine months ended January 31, 2005 are contained within fiscal 2005. Most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Our operating results are primarily influenced by sales volume, mill capacity utilization, recovered paper cost and energy cost. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are also impacted by the highly competitive environment in which we operate. This competition, combined with the business slowdown that began during fiscal year 2000, resulted in decreased industry capacity utilization rates. As a result, we initiated a mill capacity rationalization program which led to the closures of five paperboard mills: the Gardiner, Maine facility in October 2001; the Lawrence, Massachusetts facility in September 2002; the Middletown, Ohio facility in October 2002; the Stockton, California facility in March 2003; and the Newark, New Jersey facility in July 2003. Combined, these five closures resulted in a capacity reduction of approximately 300,000 tons per year, which led to approximately $30.0 million per year of overhead savings and loss avoidance. As a result of these closures, and a shift of

THE NEWARK GROUP, INC. AND SUBSIDIARIES

business to other mills, our paperboard mills’ (other than the Fitchburg mill’s) capacity utilization rates rebounded from a low of 89% in 2002 to approximately 97% in 2004. Capacity utilization (other than the Fitchburg mill’s) was 96% and 93% for the nine months and three months ended January 31, 2005, respectively.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost-per-ton of paperboard produced declined from $101 per ton in 2001 to $75 per ton in 2002, a decrease of 26%, before increasing by 36% to $102 per ton in 2003. Fiscal 2004 saw a slight reduction of 3% to $99 per ton. Recovered paper prices increased in our fourth quarter ended April 30, 2004 and pricing has remained at the elevated levels, resulting in an average of $116 and $114 per ton of paperboard produced for the nine months and three months ended January 31, 2005, respectively.

We attempt to raise our selling prices in response to increases in raw material costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and, as a result, cannot maintain our operating margins in the face of meaningful cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations will still be materially and adversely affected by time delays in the implementation of price increases. Price increases for sales from our Paperboard and Converted Products segments were announced commencing in April 2004, with a second price increase announced commencing in late September 2004. Since these announcements, we have realized an increase of approximately $40 per ton for sales of our paperboard and approximately $30 per ton for sales of our converted products through the quarter ended January 31, 2005.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $68, $58, $66, and $66 per ton of paperboard produced in 2004, 2003, 2002 and 2001, respectively, as compared to $43 per ton in 2000. These increases have primarily been due to overall increases in natural gas, fuel oil and electricity prices. For the nine and three months ended January 31, 2005, average energy cost per ton of paperboard produced increased to $71 and $78 per ton, respectively. We expect that future energy costs may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States, other economic conditions, and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase; notwithstanding that, we attempt to manage fluctuations in our energy costs by purchasing forward contracts for a portion of our energy needs.

Prior to November 1, 2004, the Company used the last-in, first-out (“LIFO”) method of costing inventory for most of its North American Operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, the Company changed its method of accounting for its LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting more recent costs in the balance sheet, and provides a uniform costing method across the Company’s business segments. Financial statements for prior periods presented have been restated to retroactively apply the new method (Refer to Note 2 of the Company’s unaudited Consolidated Financial Statements). The effects of this accounting change on net income for the three and nine months ending January 31, 2005, respectively, are $688 and $1,036; the effect on net income was ($10) and $1,273 for the three and nine month periods ended January 31, 2004.

Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated. All prior periods have been restated to reflect the Company’s change in inventory valuation.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Net Sales
Paperboard	$114,243	$97,171	$339,030	$290,450
Converted Products	61,492	54,136	197,089	183,438
International	41,680	35,772	114,420	106,633

Total	$217,415	$187,079	$650,539	$580,521

Operating Income (loss)
Paperboard	$6,020	$5,585	$22,442	$19,094
Converted Products	(3,281)	(4,122)	(8,170)	(7,498)
International	5,354	3,325	14,078	10,823
Corporate Expense	(4,584)	(5,473)	(10,727)	(11,111)

Total	$3,509	$(685)	$17,623	$11,308

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended January 31,		Nine Months ended January 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.2	88.0	87.4	86.7
Selling, general and administration expenses	9.9	11.4	9.7	10.7
Restructuring and impairments	0.3	1.0	0.3	0.7
Operating income	1.6	(0.4)	2.7	1.9
Interest expense	(2.9)	(2.3)	(2.9)	(2.0)
Income tax expense	(0.7)	(0.9)	(0.1)	0.1
Loss from discontinued operations (net of tax)	—	—	—	—
Net earnings	(0.4)	(1.6)	0.2	—

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Nine Months Ended January 31, 2005 Compared to Nine Months Ended January 31, 2004

Net Sales: Net sales for the nine months ended January 31, 2005 increased 12% to $650.5 million from $580.5 million for the nine months ended January 31, 2004. While we experienced increased net sales in all three of our segments, the largest increase was in our Paperboard segment where net sales were up $48.6 million, or 17%, due to a 12% increase in average sales price and a 4% increase in volume.

Cost of Sales: Cost of sales increased 13% to $568.2 million during the nine months ended January 31, 2005 from $503.2 million in the comparable period in 2004. The increase was due to volume increases across all three segments as well as increased recovered paper costs, which were up 33% versus the prior year. Additionally, energy costs were up 9% within our paperboard segment as compared to the prior year.

SG&A: SG&A increased 2% to $63.0 million during the nine months ended January 31, 2005 from $61.9 million in the comparable nine months of 2004. This increase is primarily a function of foreign exchange translation of the International segment’s operations as the USD/Euro rate averaged $1.25 in the current period versus $1.17 in the prior; excluding foreign exchange, SG&A has decreased 5% from the prior year’s nine month period.

Restructuring and Impairments: In the nine months ended January 31, 2005, we recorded restructuring charges of $1.7 million, 71% of which related to closures in our Converted Products segment. In the comparable period ended January 31, 2004, we recorded a $4.0 million restructuring charge related to closures in our Paperboard segment.

Operating Income: Operating income for the nine month period ended January 31, 2005 is $17.6 million, an increase of $6.3 million, or 56%, from the nine-month period ended January 31, 2004. This increase is predominantly due to improvements in our International segment as well as decreases in restructuring costs.

Paperboard

Net sales in the Paperboard segment increased by $48.6 million, or 17%, to $339.0 million for the nine months ended January 31, 2005, compared to $290.4 million in the nine months ended January 31, 2004. This increase was due to a 4% increase in sales volume and a 12% increase in average sales price.

Operating income for the Paperboard segment increased by $3.3 million, or 18%, to $22.4 million for the nine months ended January 31, 2005 compared to $19.1 million for the comparable period in 2004. Operating income as a percentage of net sales was 6.6% for both periods. The increase in operating income in 2005 is a result of a $3.5 million reduction in restructuring costs to $0.5 million in 2005 from $4.0 million 2004. We closed our recovered paper facility in Sunrise, Florida in July 2004 and our Newark, New Jersey paperboard mill in July 2003. Additionally, improved performance at the Fitchburg facility, as well as the 4% increase in sales volume and the 12% increase in paperboard sales prices referred to above, served to offset increased raw material prices and energy costs. Overall energy costs increased $4.6 million, or 9%, versus the prior year primarily as a result of energy price increases. The Fitchburg mill incurred an operating loss of $5.9 million for the nine-month period ended January 31, 2005, which includes $6.3 million of depreciation charges. This compares to the operating loss for the nine-month period ended January 31, 2004 of $8.0 million, of which $5.2 million were depreciation charges.

Cost of sales for the nine months ended January 31, 2005 increased 19%, or $46.7 million, to $290.9 million in 2005 from $244.2 million in 2004. The higher cost of sales is due primarily to the increased volume, a 33% increase in the cost of recovered paper, and the 9% energy cost increase. Energy cost per ton of paperboard produced was up 6% in the nine-month period ending January 31, 2005 versus the prior year. Additionally, freight costs increased $2.0 million, or 4%, for the current nine-month period as compared to the nine-month period a year ago. This increase was primarily due to increased volume of shipments coupled with increased freight rates. Mill capacity utilization (excluding Fitchburg) was 96% and 97% for the nine-month periods ended January 31, 2005 and 2004, respectively. Including Fitchburg, utilization was 94% and 96% for the nine-month periods ended January 31, 2005 and 2004, respectively.

Restructuring costs decreased $3.5 million to $0.5 million in the nine months ended January 31, 2005 from $4.0 million the same period last year. The current fiscal year includes the general reduction of restructuring expenses as well as a $0.4 million offset to the actual expenses incurred which resulted from the sale of water/sewer discharge rights for a facility closed in a prior year. SG&A increased 9%, or $2.0 million, to $25.1 million in the nine months ended January 31, 2005 from $23.1 million for the same period in 2004 due primarily to employee related costs, including wages and health insurance.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Converted Products

Net sales in the Converted Products segment increased by $13.7 million, or 7%, to $197.1 million for the nine months ended January 31, 2005 compared to $183.4 million for the same period in 2004. The increase was due to approximately 4% increases in both sales volume and average sales price.

Operating loss for the Converted Products segment increased $0.7 million, or 9%, to a loss of $8.2 million in the nine months ended January 31, 2005 as compared to a loss of $7.5 million in the nine months ended January 31, 2004. This is primarily due to closure of our Kountze, Texas and our Stockton, California plants in the quarter ended July 31, 2004, which resulted in restructuring charges of $1.2 million. There were no restructuring costs in the Converted Products segment in 2004. Cost of sales increased by $13.8 million, or 8%, to $188.1 million in 2005 compared to $174.3 million in 2004. This increase is primarily due to a 7% increase in paperboard raw material costs as well as an increase in inventory obsolescence of $0.8 million. Cost of sales as a percent of sales remained constant during the current nine-month period compared to the same period in the prior year.

SG&A expenses decreased $0.6 million, or 4%, to $16.0 million during the current nine-month period from $16.6 million in the nine-month period a year ago. This decrease is primarily due to reduced costs as a result of our closed facilities.

International

Net sales in the International segment increased by $7.8 million, or 7%, to $114.5 million for the nine months ended January 31, 2005 compared to $106.7 million for the nine-month period ending January 31, 2004. This increase is due primarily to currency fluctuations as the exchange rate for the current nine-month period is $1.25 USD/Euro as compared to $1.17 USD/Euro for the same period last year. Excluding currency fluctuations, sales remained unchanged from the same nine-month period of the prior year. While volume was up 5% in the mills and 3% in the converting plants, it was offset by competitive pricing pressures, which force certain price reductions to maintain market share.

Operating income for the International segment was $14.1 million in the nine-month period ended January 31, 2005 versus $10.8 million in 2004, a 30% increase. Excluding the effects of currency fluctuations, operating income was up 21% for the nine months ended January 31, 2005 over the same period in 2004. Operating income as a percentage of net sales increased to 12% in 2005 from 10% in 2004. The main contributors to this improvement were the increased volumes as well as continued improvements in our converting plant in the Netherlands. Cost of sales increased $3.6 million, or 4%, over the prior year. Excluding the effects of currency fluctuations, cost of sales decreased 3% in 2005 versus 2004 resulting from a 20% decrease in depreciation in 2005 versus the prior year and a 2% decrease in recovered paper costs at our European mills. SG&A increased $0.9 million, or 9%, for the nine months ended January 31, 2005 when compared to the same period in 2004, again primarily due to currency fluctuations. Excluding currency fluctuations, SG&A increased by 2% during the current nine-month period as compared to the same period last year.

Corporate

During the nine month period ended January 31, 2005, we recognized a $0.4 million decrease over the same period from last year in corporate expense, primarily as a result of reduced legal fees and reduced headcount.

Other (Expense)/Income

Excluding interest expense, other income increased to $1.9 million for the nine months ended January 31, 2005, as compared to $1.2 million in the same period of the prior year. This was primarily due to the increased earnings of our investments in unconsolidated entities, which increased to $1.6 million during the nine months ended January 31, 2005 from $0.6 million in the respective period of 2004. Of the $1.6 million of earnings from our unconsolidated entities during the nine months ended January 2005, $1.0 million was generated in our International segment and the remaining $0.6 million in our Paperboard segment. Of the $0.6 million of earnings from our unconsolidated entities during the nine months ended January 2004, $0.2 million was generated in our International segment and $0.4 million was generated in our Paperboard segment.

Interest expense increased $6.9 million to $18.7 million in the nine months ended January 31, 2005 from $11.8 million in the nine months ended January 31, 2004. This is a direct result of a higher interest rate on our 9.75% $175 million senior subordinated notes versus the lower interest rate debt replaced by the notes. The blended average interest rates were approximately 9.6% and 6.5% for the nine months ended January 31, 2005 and 2004, respectively. Average outstanding borrowings increased to $260.0 million in 2005 as compared to $242.4 million in 2004.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Income Tax Expense

Due to our nominal pre-tax income as a result of the Company generating domestic losses offset by foreign earnings, which are provided for in current payables, our effective tax rate fluctuates significantly during the interim periods. Because of these fluctuations our effective tax rate may not be informative.

Income tax expense decreased $1.2 million to ($0.4) million in the nine months ended January 31, 2005 from $0.8 million in the nine months ended January 31, 2004. Effective tax rates are (40)% and 103% in 2005 and 2004, respectively. The decrease in the effective tax rate is primarily the result of our U.S. provision reflecting an increased benefit of $395 from extraterritorial income exclusions (“ETI”). The current year foreign effective tax rate is lower than the prior year because the current year foreign effective tax rate reflects certain benefits that were not determinable in the prior period ended January 31, 2004. Refer to Note 6 to the unaudited consolidated financial statements included in this Form 10-Q.

Net Income

In summary, for the nine months ended January 31, 2005, net earnings were $1.2 million versus a de minimis loss in the nine-month period ended January 31, 2004. Positive factors affecting this increase include increases in sales volume across all segments, realization of announced price increases of our recycled paperboard and converted products, reduced restructuring charges, reduced income tax effective rate, and overall continued improvement in our International Segment. These positive factors were offset by increased recovered paper costs, increased interest expense and increased energy costs.

Discontinued Operations

During November 2004 the Company sold the assets of its NP Cogen, Inc. subsidiary for $1.2 million, which resulted in a loss of $0.1 million net of tax.

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Overview

Net Sales: For the three months ended January 31, 2005, net sales increased 16% to $217.4 million from $187.1 million for the three months ended January 31, 2004. This increase was driven by a 13% increase in average sales price in our Paperboard segment and 6% in our Converted Products segment. We also experienced volume increases of 4%, 7% and 10% in our Paperboard, Converted Products and International segments, respectively.

Cost of Sales: Cost of sales for the three months ended January 31, 2005 increased 17% mainly due to a 28% increase in recovered paper costs in our Paperboard segment.

SG&A: For the three months ended January 31, 2005, SG&A increased 1% over the same period last year. This change is predominantly due to small increases in the Paperboard segment, which were offset by decreases in the Converted Products and International segments.

Restructuring and Impairments: In the three months ended January 31, 2005, we recorded restructuring charges of $0.6 million, split evenly across the Paperboard and Converted Products segments. In the comparable period ended January 31, 2004, we recorded a $1.9 million restructuring charge related to closures in our Paperboard segment.

Operating Income: Operating income for the three-month period ended January 31, 2005, which improved across all three business segments, was $3.5 million, compared to a $0.7 million loss in the same period last year. Sales volume increased in all three segments with Paperboard, Converted Products, and International increasing 4%, 7%, and 10%, respectively. Average sales prices were up 13% in our Paperboard segment and 6% in our Converted Products segment and we experienced a $1.3 million overall decrease in restructuring costs. All of these factors served to more than offset increased raw material costs incurred in both our Converted Products and Paperboard segments. Additionally, it is important to note that our overall level of sales and operating profit are historically the lowest in our third quarter, which ends January 31, due in part to closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays and to the cyclicality of the demand for our products.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Paperboard

Net sales for the three months ended January 31, 2005 increased 18% to $114.2 million, compared to $97.2 million for the three months ended January 31, 2004. This increase resulted from a 13% increase in overall average sales prices for the quarter as well as a 4% increase in volume.

For the three months ended January 31, 2005, operating income for the Paperboard segment increased by 8%, or $0.4 million, to $6.0 million from $5.6 million in the prior year. This increase was due to a variety of factors, including the increased volume referred to above, the realization of our recently announced paperboard price increases and reduced restructuring charges. Paperboard prices were up $39 per ton for the quarter versus the prior year’s quarter, which more than offset the $20 per ton increase in recovered paper costs-per-ton of paperboard produced. We also experienced a decrease in restructuring costs of $1.6 million during the three months ended January 31, 2005. Despite increasing productivity to 331 tons per day from 263 tons per day, Fitchburg had an operating loss of $3.1 million in the current quarter compared to $3.2 million in the same quarter last year. Included in Fitchburg’s operating losses for the quarters ended January 31, 2005 and 2004 are depreciation charges of $2.1 million and $2.0 million, respectively. In addition, Fitchburg experienced a $4 per ton increase in energy costs during the current quarter.

For the three-month period ended January 31, 2005, cost of sales increased $17.6 million, or 21%, from the same three-month period in 2004. This increase is primarily due to a 28% increase in recovered paper costs, along with an 11% increase in energy costs. Energy costs rose to $18.5 million from $16.6 million in the three-month periods ended January 31, 2005 and January 31, 2004, respectively. Mill capacity utilization (excluding Fitchburg) remained constant at 93% during the quarters ended January 31, 2005 and 2004. Including Fitchburg, utilization was 90% and 92% for quarters ended January 31, 2005 and 2004, respectively.

SG&A increased approximately $0.6 million, or 8%, to $8.3 million for the three-month period ended January 31, 2005 as compared to $7.7 million for the respective period in 2004. This increase is primarily due to increases in many areas, some of which were employee-related costs, including wages and health insurance.

Converted Products

For the three months ended January 31, 2005, net sales increased $7.4 million, or 14%, to $61.5 million compared to $54.1 million in the same period last year. This increase is primarily due to a 6% increase in sales price, which was realized from our recently announced price increases. Additionally, we experienced a 7% increase in sales volume during the period.

Operating loss for the quarter ended January 31, 2005 decreased 20% to a loss of ($3.3) million from a loss of ($4.1) million for the quarter ended January 31, 2004. This improvement is largely the result of the realization of the announced sales price increases, which coupled with the volume increase of 7%, more than offset a corresponding 10% increase in unit paperboard raw material costs as well as $0.3 million of restructuring charges. Cost of sales was $59.0 million for the quarter ended January 31, 2005 as compared to $52.2 million in the same quarter a year ago. This $6.8 million, or 13%, increase is primarily due to the increase in unit paperboard raw material costs. Cost of sales as a percentage of sales remained constant at 96% during of third quarter of 2005 as compared to the third quarter of 2004.

SG&A decreased $0.7 million, or 12%, to $5.4 million during the current quarter from $6.1 million in the comparable quarter of 2004. This decrease resulted from small improvements in many areas.

International

For the three-month period ended January 31, 2005, net sales were $41.7 million, up 17%, or $5.9 million from the three-month period ended January 31, 2004. This increase is primarily due to a 7% increase in mill sales volume, a 16% increase in converting sales volume and a weaker US dollar. Combined, these items more than offset a minor decrease in average sales price that resulted from continuing competitive pressures. Additionally, USD/Euro exchange rates were $1.32 and $1.18 for the three-month periods ended January 31, 2005 and 2004, respectively. Excluding the effects of currency fluctuations, sales for the quarter increased approximately 4% from the third quarter of 2004.

For the three-month period ended January 31, 2005, operating income increased 61%, or $2.1 million, from the same period last year. Operating income was $5.4 million versus $3.3 million for the prior year’s quarter. Excluding the effects of currency fluctuations, operating income was up 44% for the current quarter versus the prior year’s quarter. This improvement was due to the increased sales referred to above, lower recovered paper costs in our two mills, lower raw material paperboard costs in our converting plants and continued performance improvements in our Netherlands converting plant, all of which, when combined, more than offset the decrease in selling prices. SG&A expenses in our European operations were down $0.1 million, or 2%, due to reduced headcount and related employee costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Corporate

During the three month period ended January 31, 2005, we recognized a $0.9 million decrease over the same period from last year in corporate expense, primarily as a result of reduced legal fees and reduced headcount.

Other (Expense)/Income

Excluding interest expense, other income increased $0.3 million to $0.6 million during the three-month periods ended January 31, 2005 and 2004, respectively, due to increased earnings of our investments in unconsolidated entities.

Interest expense increased $2.0 million in the three months ended January 31, 2005 from the same period in 2004, to $6.3 million. This is a result of the higher interest rate on our 9.75% $175 million senior subordinated notes versus the lower interest rate debt replaced by the notes, as well as overall higher outstanding balances. The blended average interest rates were approximately 9.4% and 7.0% for the three months ended January 31, 2005 and 2004, respectively. Average outstanding borrowings increased to $266.9 million in 2005 from $245.9 million in 2004.

Income Tax Expense

Income tax expense increased 14%, or $0.2 million, in the three months ended January 31, 2005 to ($1.5) million. Effective tax rates are 66% and 36% in 2005 and 2004 respectively. The effective tax rate for the quarter ended January 31, 2005 was greater than the corresponding period in the prior year as a result of the ETI benefits as discussed in Note 6 to the unaudited consolidated financial statements included in this Form 10-Q.

Net Income

In summary, for the three months ended January 31, 2005, net earnings improved $2.1 million due to increased volumes across all segments, the realization of announced price increases in North America and reduced restructuring charges which offset increased recovered paper costs, increased energy costs and increased interest expense.

Discontinued Operations

During November 2004 the Company sold the assets of its NP Cogen, Inc. subsidiary for $1.2 million, which resulted in a loss of $0.1 million net of tax.

Liquidity and Capital Resources

Liquidity Sources and Risks

Our primary sources of liquidity are cash from operations and borrowings under our credit facilities described below. Downturns in operations can significantly affect our ability to generate cash. Some of the factors that can affect our operating results and liquidity are discussed further under the caption “Risk Factors” contained in our S-4 Registration Statement. In the nine months ended January 31, 2005, we generated $21.6 million in cash from operations, which represents a $6.7 million increase versus the same period in 2004. We believe that our existing cash and liquidity position will be strengthened by shutdowns in our Paperboard and Converted Products segments, improving pricing dynamics, and continued diligence related to our cost control programs which have improved our utilization rates and decreased certain expenses. However, no assurance can be given that these recent improvements in our mill utilization rates or cost control efforts will continue.

Our $150 million senior secured credit facility, with the principal sum of $15.6 million outstanding ($15.6 million of borrowings and $83.4 million of letters of credit) at January 31, 2005, is due on March 15, 2007. While we believe that cash from operations and availability under our credit facility will provide us with sufficient liquidity for the foreseeable future, the availability of borrowings from our credit facility is governed by our compliance with certain financial covenants, including an interest coverage test, a maximum level of capital expenditures and certain leverage ratios. The facility also imposes limits on acquisitions of new debt and advances to and investments in affiliates. In addition, we may not declare or pay any cash dividends. We were in compliance with the covenants under our credit facility as of January 31, 2005.

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

Capital Expenditures: Capital expenditures were $14.7 million in the nine months ended January 31, 2005, which was $5.1 million less than in the same nine-month period in the prior year. We do not expect capital expenditures to exceed $20.0 million for the fiscal year ended April 2005.

Borrowings

At January 31, 2005, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

January 31, 2005
Senior revolving credit facility (1)	$15.6
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	70.8
Other	2.8

Total debt	$264.2

(1)	Excludes letters of credit issued to enhance security for the IRBs and worker’s compensation claims

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150 million, with up to $95 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of January 31, 2005, we had approximately $83.4 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $15.6 million of other borrowings outstanding under the facility, leaving us with availability of approximately $51.0 million under the revolver.

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

We are also party to a series of cross-currency rate swap transactions with two members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary and effectively converted approximately $53.0 million, together with the corresponding US Dollar denominated fixed rate interest payment obligations, into Euro denominated fixed rate obligations. These swaps have an aggregate outstanding balance of €44.6 million at January 31, 2005. The fair value of the 2001 Swaps represents a liability of $23.2 million and $20.3 million at January 31, 2005 and April 30, 2004, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2005 (1)	$0.4
2006	2.4
2007 (2)	18.1
2008	2.2
2009	2.2
Thereafter	238.9

$264.2

(1)	Represents remaining obligations for the fiscal year ended April 30, 2005.
(2)	Includes $15.4 outstanding under the senior secured revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the nine months ended January 31, 2005 and 2004, we generated cash from operating activities of $21.6 million and $14.9 million, respectively. The difference is primarily related to the sum of net earnings and depreciation showing an increase of $3.3 million in the current year versus the past year as well as working capital improvements resulting from continued focus on customer collections and vendor payment terms.

Net cash used in investing activities

In the nine-month periods ended January 31, 2005 and 2004, we used $12.1 million and $22.3 million in cash, respectively, in investing activities. The overall reduction compared to last year is due primarily to lower capital expenditures ($14.6 million in 2005 versus $19.8 million in 2004), proceeds from the sale of discontinued operations of $1.2 million in 2005, and an equity method investment of $2.3 million made by our International segment in the nine months ended January 31, 2004.

Net cash provided by (used in) financing activities

In the nine months ended January 31, 2005, we used cash for financing activities of ($4.8) million while in the previous year’s respective period we provided cash from financing activities of $2.3 million. The difference is primarily related to a net change in our debt position of $8.0 million and a $1.5 million reduction in purchases of treasury stock.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

accordingly, could cause future reported financial condition and results to differ materially from financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known.

Inventories

Prior to November 1, 2004, the Company used the last-in, first-out (“LIFO”) method of costing inventory for most of its North American Operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, the Company changed its method of accounting for its LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting more recent costs in the balance sheet, and provides a uniform costing method across the Company’s business segments. Financial statements for prior periods presented have been restated to apply to the new method retroactively. Refer to Note 2 of the Company’s Unaudited Consolidated Financial Statements for the period ended January 31, 2005.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 10 to the consolidated financial statements contained in our S-4 Registration Statement. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Effective May 1, 2002, this rate of return was reduced to 8.75% from 9.50%. At April 30, 2003, the discount rate was reduced from 7.25% to 6.50% and subsequently reduced to 6.25% on April 30, 2004. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.0 million. This discount rate is based upon the demographics of the plan participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. Pension expense was $2.6 million in 2002, $4.1 million in 2003, $6.2 million in 2004 and is estimated to be approximately $5.3 million in 2005.

Goodwill

Effective May 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 1 to the consolidated financial statements contained in our S-4 Registration Statement for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts for which we have information that the customer may be unable to meet its financial obligation, whether or not a bankruptcy is involved, a provision is recorded at time of occurrence. For all other accounts, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. A 10% movement of our total receivables into the greater than 90 day aging would result in an increase to the reserve of $125,000. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

•	Significant declines in demand for a product where an asset is only able to produce that product;

•	Assets that are idled; and

•	Assets that are likely to be divested.

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 16 to the consolidated financial statements contained in our S-4 Registration Statement.

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

Interest Rates/Cross Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At January 31, 2005, the fair value of the 2001 Swaps represented a liability of $23.2 million and the result of hedge ineffectiveness related to these swap agreements during the nine months ended January 31, 2005 was $0.4 million as compared to $0.2 million in comparable period of the prior year. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, we would have approximately a ($0.3) million annual effect on net earnings.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

18.1	Deloitte & Touche LLP letter dated March 11, 2005 re: Change in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWARK GROUP, INC.
Date: March 15, 2005
	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 15, 2005
	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)