Form 10-K
period 2005-04-30
NEWARK GROUP, INC
filed 2005-07-28
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of common shares outstanding at April 30, 2005 was 3,852,242.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Annual Report on Form 10-K under the headings “Annual Report on Form 10-K,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the captions “Annual Report on Form 10-K,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include: decreases in sales of our products; increases in financing, labor, health care and other costs, including costs of raw materials and energy; price fluctuations in our competitive industry; competitive trends and the cyclical nature of our industry; any deterioration in general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operations; a significant deterioration in our labor relations; fluctuations in foreign currency exchange rates, particularly in the USD/Euro exchange rate; downgrades in our credit ratings; and other risks and uncertainties, including those listed under the caption “Risk Factors” below.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Unless otherwise indicated, “The Newark Group,” “we,” “us,” and “our” refer to The Newark Group, Inc., together with its subsidiaries. All references to (i) the “Notes” is to our 9 3/4% Senior Subordinated Notes due 2014 and (ii) years made in connection with our financial information or operating results are to our fiscal year ended April 30, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

The Company

The Newark Group, founded in 1912, is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America, and believe that we are among the five largest participants in this industry. We have more than 8,000 customers worldwide and our relationships with our top 70 customers, as measured by sales dollars, average in excess of 17 years. No single customer accounted for more than 2.8% and 3.1% of our sales in 2005 and 2004, respectively.

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products can be categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging products. In our Paperboard segment we handle recovered paper and manufacture grades of recycled paperboard used in the production of folding cartons, rigid boxes, tubes and cores and other products. In our Converted Products segment we convert paperboard into tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products and graphicboard and solidboard packaging, primarily for the European market. For 2005 and 2004, we generated consolidated sales of approximately $882.1 million and $787.6 million, respectively.

For additional disclosures of our business segments and our major customers, as well as financial information about geographic areas, see Item 8 – “Financial Statements and Supplementary Data”.

Raw Materials

Recovered paper is the most important raw material used in our businesses. We use recovered paper to produce our 100% recycled paperboard. The supply and price of recovered paper is subject to market fluctuations due to changing supply and demand. The supply of recovered paper is driven by the collection activity of both public entities and the private sector. Through government regulations and environmental awareness efforts, the US recovery rate has risen dramatically over the past two decades to approximately 50% in 2004, with most of the growth occurring in the post-consumer area, primarily comprised of households and office complexes that were not previously recovering paper. The American Forest & Paper Association (“AF&PA”) has set a goal to reach a recovery rate of 55% by 2012. We also purchase certain chemicals used in the manufacture of paperboard.

In our Converted Products segment, we purchase small amounts of paper grades that we do not manufacture in our Paperboard segment and large amounts of adhesives used in laminating and in the manufacture of tubes and cores. Historically, volatility of the prices of these other raw materials has not materially affected our results of operations and we do not expect any volatility of these prices to have a material effect on our results of operations in the future.

Our Process and Our Products

As discussed, we operate in three reportable segments: Paperboard; Converted Products; and International, which encompasses all of our European operations.

Paperboard Segment

Within this segment we operate 22 facilities in North America, split equally between paperboard mills and recovered paper plants. The paperboard mills consume as their primary raw material approximately 40% of the recovered paper we acquire. Our paperboard mills manufacture grades of paperboard used in the production of folding cartons, rigid boxes, tubes, cores and allied products and other industrial products.

Recovered Paper—We purchase, collect, sort and bale recovered paper for use in our paperboard mills as well as for sale to other paper manufacturers. During 2005, we acquired approximately 2.7 million tons of recovered paper, of which approximately 1.1 million tons were used as raw material by our paperboard mills and the remainder was sold to third party mills. The recovered paper we handle is bought and sold according to the grade and there are more than 75 grades of recovered paper. We deal primarily in old corrugated containers (OCC), old newspaper (ONP) and mixed paper (MP), which accounted for approximately 56%, 15%, and 9% of our total volume, respectively, for 2005. The management of our recovered paper activities is conducted through five regional offices located in Salem, Massachusetts; Newark, New Jersey; Moraine, Ohio; Mobile, Alabama; and Stockton, California.

We purchase and collect recovered paper from several sources. We acquire approximately 20% of our recovered paper from retail stores that must dispose of large amounts of packaging material from their incoming products. We pioneered the collection of OCC bales from these retail stores as a commercial transaction rather than as a waste disposal service. We also acquire 38% of our recovered paper from industrial and commercial companies, 18% from small recycling companies, approximately 11% from municipalities and regional recycling centers and approximately 5% from large waste companies.

Of the recovered paper we acquire, approximately 79% is purchased in bales and shipped to either our paperboard mills or our recovered paper processing plants or sold to third party customers. The remainder is received in loose form at our paperboard mills or our processing plants. Loose recovered paper comes primarily from municipalities or regional recycling centers and because of cost advantages, we attempt to maximize the amount of loose recovered paper we receive at our mills. Our recovered paper processing plants separate, sort and bale recovered paper by grade for use in our paperboard mills or sale to third party customers. During 2005, of the 2.7 million tons acquired, we sorted and baled approximately 466,000 tons of recovered paper at our processing plants.

Recycled Paperboard Manufacturing—We operate 11 paperboard mills with total annual production capacity of approximately 1.1 million tons of 100% recycled paperboard. Our paperboard mills consume various grades of recovered paper as their primary raw material and require approximately 1.1 million tons of recovered paper annually. It takes approximately 1.1 tons of recovered paper to make 1.0 ton of recycled paperboard to allow for the removal of contaminants. Of the various grades of recovered paper we consume, approximately 37% is OCC, 24% is ONP and 11% is MP.

In the paperboard manufacturing process, recovered paper is mixed with water to create a solution that is referred to as stock. This stock is passed through equipment to clear away contaminants such as tape, wires, staples and plastic material and then fed into the paperboard machine where it is formed into a continuous moving layer of recycled paperboard. The water in the layer is removed during several stages of draining, pressing and drying. The dried layer of paperboard is wound into rolls or sheeted and palletized for sale to third party customers or transfer to our Converted Products segment, where it is converted into various products.

We produce many different grades of 100% recycled paperboard, including: core board grades (31%), plain chip grades (24%), laminating and laminated grades (22%) and folding boxboard grades (13%). We used approximately 32% of our recycled paperboard production as raw material in our Converted Products segment in 2005. The core board grades are used to manufacture spiral wound and convolute wound tubes and cores of all kinds and sizes. Laminating grades (grades to be laminated by the customer) and laminated grades (grades already laminated at our paperboard mills) are used to produce heavyweight boards used in the production of book covers, loose-leaf binders, solidboard packaging, game boards, jigsaw puzzles and other products. Plain chip grades are used primarily in the production of simple protective packaging products and rigid boxes. These products include partitions, corner boards and layer pads for separating layers of cans and bottles. Folding boxboard grades are used for manufacturing folding cartons and other products requiring creasing and bending of the paperboard in the manufacturing process. Most of our folding boxboard production is uncoated. These four grades represent 90% of our total paperboard production. The balance of our 100% recycled paperboard production consists of numerous specialty grades.

Fitchburg Paperboard Mill—In 2000, we purchased a closed paper mill in Fitchburg, Massachusetts and began the process of designing, acquiring and installing two new paperboard machines and auxiliary equipment to produce graphicboard with an in-line process established in Europe, but new to North America. The site was acquired out of bankruptcy for $9.1 million after purchasing debt obligations of the site and selling some of the acquired equipment. Because this site had been permitted previously as a paper mill and contained some important infrastructure, the time and cost of developing this site compared with building a “greenfield” plant was reduced. We invested in Fitchburg because the in-line process can produce higher quality graphicboard at a lower cost than our traditional laminating process. We have been manufacturing graphicboard with the in-line process for a number of years at our paperboard mill near Barcelona, Spain. Other European paperboard mills also use this established process to produce graphicboard as well as other grades of laminated paperboard.

We produce a three-ply laminated sheet of graphicboard with our two new paper machines. One paperboard machine manufactures the top and bottom layers of the laminated sheet. The second machine manufactures the middle ply, which is laminated with the paperboard from the first machine in a continuous in-line process. The resulting laminated paperboard is cut into sheets and automatically stacked onto pallets. This process is automated through laminating, slitting and palletizing. We continue to explore producing alternate grades of paperboard at the Fitchburg paperboard mill. In the United States, before acquiring the Fitchburg paperboard mill and establishing our in-line process, we produced graphicboard at our converting plants by laminating paperboard manufactured at our mills. We will continue to use this traditional laminating process to produce specialized products that are not suited to the in-line process at Fitchburg.

The Fitchburg paperboard mill’s machines utilize the latest paperboard manufacturing and process control technologies in order to maximize quality and productivity and achieve lower operating costs. We believe our total unit cost of producing graphicboard will ultimately be less than with our traditional process as we attain higher capacity utilization. See “Risk Factors—We have been operating our Fitchburg, Massachusetts paperboard mill at a loss and there can be no assurance that we will be able to operate this mill at a profit in the future.”

Converted Products Segment

We operate 24 converting plants in North America within this segment. These plants consume as their primary raw material approximately 32% of the recycled paperboard produced in our paperboard mills. Our Converted Products segment contains three product lines: (i) laminated products and graphicboard; (ii) tubes, cores and allied products; and (iii) solidboard packaging.

Laminated Products/Graphicboard Manufacturing—Our laminated products and graphicboard are manufactured in five converting plants. Rolls of recycled paperboard are laminated by gluing together between two and five layers to form a heavyweight board that is cut into pieces. Our converting plants have begun to bypass the laminating process for some products as they receive laminated sheets from our Fitchburg mill. In addition, our converting plants customize laminated board to produce specialized products, such as laminating foam used in the manufacture of padded boards for specialty albums and books. We also produce pieces with hinge materials attached for use by our customers in making folding game boards and sample books. We have broad capabilities across a wide range of sheet calipers and dimensions.

Tube and Core Manufacturing—We manufacture tubes, cores and allied products at 16 converting plants in the United States and two in Canada. Tubes and cores are manufactured by taking multiple rolls of core board, combined with adhesive, and winding the core board plies around a mandrel. We manufacture tubes and cores in various diameters, thicknesses and widths. Our customers wind their products, such as paper, tape, textiles, yarn and plastic film, onto our cores. Tubes are used for various applications including during construction for forming columns. We also manufacture paper roll end covers, roll wraps and pallets for our tube and core customers and also provide converting services.

Solidboard Packaging Manufacturing—During 2004, we began manufacturing solidboard packaging products in a converting plant in Madera, California. Although already manufactured by us in Europe for a number of years, solidboard packaging is a new product line in our Converted Products segment. During the manufacturing process, we laminate layers of paperboard which are then cut into heavyweight sheets. These sheets are then used to form boxes and trays for packaging fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. The laminating process enables us to include different materials in the heavyweight sheet such as a moisture barrier or preprinted film for a high quality graphic presentation. Most of our solidboard packaging products are used as a substitute for other materials when superior moisture barrier properties are required. The recyclable nature of our products minimizes difficulties our customers would otherwise have with the recycling of packaging materials such as wax-saturated corrugated containers, wood and plastic. Although the market for solidboard products is slow to develop in North America, we continue to develop and test solidboard packaging products for this market.

International Segment

We operate eight plants in Europe that manufacture similar products with similar processes to those described in our Paperboard and Converted Products segments. Although we do not operate recovered paper plants in Europe, we have investments in three recovered paper companies that operate in Spain and France. Two other paper manufacturers own the balance of these three companies and each of us purchases most of our recovered paper needs from these businesses. We operate two paperboard mills in Spain that annually produce approximately 208,000 tons of 100% recycled paperboard. Of this production, approximately 36% is graphicboard sheets, 32% is laminating grades and 29% is core board grades. All of our core board grades are sold to tube and core manufacturers, including tube and core companies located in Spain and Portugal where we have minority ownership interests. We operate three converting plants in Spain and perform converting at the paperboard mill near Barcelona, Spain. We operate three additional converting plants in The Netherlands, France and Germany. Our converting plants consume approximately 55% of our paperboard production, of which approximately 54% is converted into solidboard packaging and the remainder into laminated products and graphicboard.

Solidboard packaging is a major product line of our European operations. We produce boxes and trays for packaging fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. We believe we are the second largest producer of solidboard packaging in Western Europe with annual production of approximately 101,000 tons.

Sales and Customers

For 2005 and 2004, we had consolidated sales of approximately $882.1 million and $787.6 million, respectively. We have over 8,000 customers and have no significant customer concentration. For 2005, our single largest customer accounted for approximately 2.8% of total sales. Our relationships with our top 70 customers, as measured by sales dollars, average in excess of 17 years and many of our customers purchase products from more than one of our product lines. We sell our products in over 60 countries around the world, mainly to the US and Canada. Outside of North America, Spain accounts for the most sales at approximately 7%, followed by Germany and China with approximately 3% each, and The Netherlands with approximately 2%.

Paperboard Segment

For 2005, we had consolidated sales to third parties of approximately $464.1 million in the Paperboard segment. In this segment we sell recovered paper and 100% recycled paperboard.

Our sales of recovered paper are mostly to other paper manufacturers in North America. During 2005, we sold approximately 1.6 million tons of recovered paper to third parties. We also export recovered paper to 15 countries outside of North America, primarily in Asia and Europe. Our export customers are primarily other paper manufacturers and, to a lesser extent, intermediaries. Our most important recovered paper export markets are China, where we have a sales representative, followed by Canada and South Korea.

Our 100% recycled paperboard is supplied to our Converted Products segment and sold to third party converters. During 2005, we sold approximately 674,000 tons of 100% recycled paperboard to third parties. Our sales are highly diversified as to end market, with the largest being the core board grade market that represents approximately 31% of our external sales.

Converted Products Segment

For 2005, we had consolidated sales of approximately $262.9 million in the Converted Products segment. This segment consists of three product lines: (i) laminated products and graphicboard, (ii) tubes, cores and allied products, and (iii) solidboard packaging.

In our laminated products and graphicboard product line we sell heavyweight, laminated paperboard to the book, board game, jigsaw puzzle and loose-leaf binder markets. We sell the solid component for the covers of hardbound books and loose-leaf binders. We sold approximately 140,000 tons of laminated products and graphicboard in 2005.

Tubes, cores and allied products is another product line in our Converted Products segment. Our customers wind their products around our cores or they place their products inside our tubes. Our customers are manufacturers of paper, paperboard, plastic films, metal foils, fabrics, tapes, and labels. We also sell tubes that are used as forms for pouring concrete columns. In addition, we provide our paperboard mill customers converting and finishing services and supplies such as paper roll wraps and roll end covers. We sold approximately 197,000 tons of tube, core and allied products in 2005.

The solidboard packaging product line is in the developmental stage in the United States. Solidboard packaging products are primarily sold to growers and wholesalers of fruit and vegetables and to producers of meat and poultry. Solidboard packaging is one of our principal product lines in Europe and we believe that we can develop a domestic market for these products.

International Segment

For 2005, we had consolidated sales of approximately $155.1 million in the International segment. This segment consists of our European activity with sales of 100% recycled paperboard, laminated products, graphicboard and solidboard packaging.

We sell 100% recycled paperboard to third parties from our two paperboard mills in Spain. Sales from our mill near Pamplona, Spain, are primarily to manufacturers of tubes and cores. Standard core board is sold to tube and core manufacturers and lightweight core board is sold to tissue and towel manufacturers. We sold approximately 61,100 tons of core board in 2005. A small part of these sales were to manufacturers in which we have a minority investment.

We also sell sheets of graphicboard to the book and loose-leaf binder markets directly from our paperboard mill outside Barcelona, Spain. In 2005, we sold approximately 23,275 tons of these sheets. Most of our graphicboard is converted either at the paperboard mill or at our converting plant in Berlin, Germany. Additionally, we sold approximately 52,400 tons of converted graphicboard in 2005. We sell graphicboard in over 50 countries around the world, with approximately 63% of production sold in Spain and Portugal, 19% in other European countries and the balance around the world.

We also sell solidboard packaging products from three converting plants in Spain, one in The Netherlands and another in France. Our products from these plants are mostly sold in European countries, which account for approximately 93% of our solidboard packaging sales in this segment. The principal destinations of these products are Spain, Germany, The Netherlands, Belgium, France and the United Kingdom. Smaller quantities are exported to the United States and countries in Africa and Latin America. The primary products are agricultural trays used for transportation and retail display of fruits and vegetables. We sell these products directly to large growers as well as to agricultural co-ops, wholesalers and grocery store chains. We also sell boxes for packing meat, poultry and fish. These boxes are sold primarily to meat packers or operators or suppliers of fishing fleets. We also sell small laminated trays that are used in the retail packaging of prepared fish. Our customers for this product are large fish processors or wholesalers. In 2005, we sold approximately 101,000 tons of solidboard packaging products.

Competition

We compete with numerous other manufacturers and converters, primarily by geographic area and within the various product markets of the 100% recycled paperboard industry. We also compete with manufacturers of similar products using other materials. Generally, we compete in our markets on the basis of price, quality and service. Our competitors include large, vertically integrated paperboard companies, some with greater financial resources than ours, as well as numerous smaller niche players. Our competitors include Rock-Tenn Company, Caraustar Industries, Inc. and Sonoco Products Company in North America and Stora Enso Oyj, Kappa Packaging and Jefferson Smurfit Corporation in Europe.

Employees

As of April 30, 2005, in North America, which consists of our Paperboard and Converted Products segments as well as our domestic corporate office, we had a total of 2,724 employees, of whom 727 were salaried and 1,997 were hourly. Our International segment had a total of 604 employees, of whom 178 were salaried and 426 were hourly. A significant amount of our employees worldwide are covered by labor agreements which, if not negotiated successfully, could adversely affect out our results of operations and cash flows. See “Risks Related To Our Business”.

Environmental Matters

Our operations are subject to a broad range of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater and storm water discharges and the use, management and disposal of hazardous and non-hazardous material and waste. These requirements are complex, affect our day-to-day operations and tend to become more stringent over time. There can be no assurance that we have been or will be at all times in complete compliance with all such requirements that apply to our operations. To maintain compliance with these requirements, we have been and may in the future be required to modify operations, purchase new equipment or make other capital improvements. Capital expenditures for environmental control activities were not material during 2005 and are not expected to be material in 2006. Noncompliance could result in penalties, the curtailment or cessation of operations or other sanctions, which could be material.

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediating contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. We are aware that there is or may be soil or groundwater contamination at certain of our facilities resulting from current or former operations. These matters, which are in various stages of investigation and remediation, are not expected to result in material costs. The remediation of contamination, including any potential contamination not yet discovered, could, however, result in material costs or liabilities in the future.

We believe, based on current information, that any costs or other liabilities we may incur relating to environmental matters will not adversely affect us. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional material environmental liabilities which could materially adversely affect our financial condition or results of operations.

Backlog Orders

Our business is principally a make-to-order business with orders normally filled within two to four weeks. As a result, we expect to produce and ship any backlog orders at April 30, 2005 within fiscal 2006. The Company considers backlog to be an industry indicator of the overall strength in our markets, and a longer backlog indicates stronger market demand. Senior Management of the Company reviews backlog on a weekly basis.

Risk Factors

These risk factors should be carefully considered in addition to our financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected.

Risks Related to Our Indebtedness

We have substantial debt outstanding and may be able to incur additional indebtedness that could negatively affect our business and prevent us from fulfilling our debt obligations.

As of April 30, 2005, our total consolidated debt was approximately $257.3 million. Our substantial debt could:

•	make it more difficult for us to satisfy our obligations under the Notes and our other debt;

•	require us to dedicate a substantial portion of our cash flows to pay debt service costs, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	make us more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	place us at a competitive disadvantage as compared to less leveraged companies.

In addition, we may be able to incur substantial additional indebtedness in the future, which may increase the risks described above. Although the terms governing our senior secured revolving credit facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. For example, we may borrow additional amounts to fund our capital expenditures and working capital needs or we may also incur additional debt to finance future acquisitions. The incurrence of additional indebtedness could make it more likely that we will experience some or all of the risks associated with substantial indebtedness.

If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

Our ability to make payments on and to refinance our indebtedness, and to fund our operations, depends on our ability to generate cash in the future. Our future operating performance is subject to certain market conditions and business factors that are beyond our control. Consequently, we cannot give assurance that we will generate sufficient cash flow to pay the principal, premium, if any, and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. We cannot provide assurance that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot provide assurance as to the terms of any such transaction or how quickly such transaction could be completed. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition at the time;

•	restrictions in our senior secured revolving credit facility, the indenture governing the Notes and the agreements governing our other indebtedness; and

•	other factors, including the condition of the financial markets and our industry.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debtholders could declare all outstanding principal and interest to be due and payable;

•	our senior secured lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our failure to comply with debt covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their due date.

Our ability to incur additional debt, and in certain cases refinance outstanding debt, is significantly limited or restricted under the agreements relating to our existing debt. Our credit agreement governing our senior secured revolving credit facility and the indenture governing the Notes contain covenants that, among other things, limit our ability to:

•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell substantially all of our assets;

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock and prepay other debt;

•	make investments and acquisitions;

•	enter into certain transactions with affiliates;

•	make capital expenditures;

•	materially change our business;

•	sell assets;

•	amend our debt and other material agreements;

•	make investments in unrestricted subsidiaries; or

•	restrict distributions from our subsidiaries.

In addition, the credit agreement governing our senior secured revolving credit facility requires us to meet specific financial tests. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets, which would prohibit us from making any payments on our other indebtedness. We cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms.

Risks Related to Our Business

We have been operating our Fitchburg, Massachusetts paperboard mill at a loss and if we are unable to meet our operational goals, or if we are required to make significant additional expenditures, our losses could continue and our expenses could increase.

In June 2000, we acquired an inactive paper mill in Fitchburg, Massachusetts that contained some necessary infrastructure for a new paperboard mill, and began the process of designing, purchasing and installing two new paper machines and auxiliary equipment necessary to manufacture graphicboard. We began testing the new paperboard mill’s production in March 2002, but did not produce product of acceptable quality until October 2002 and not in material amounts until March 2003. The start-up process was longer and more expensive than we had expected and budgeted for, due to design and production issues that resulted in inconsistent product quality and speed of production. Through April 30, 2005, we had capital expenditures totaling approximately $176.8 million in connection with the Fitchburg mill. See “Business—Our Process and Our Products—Paperboard Segment—Fitchburg Paperboard Mill.”

After delays in the start-up of this facility, the assets of the Fitchburg mill were put into service in June 2003. We had operating losses at the Fitchburg mill for 2005 and 2004 of approximately $8.7 million and $11.1 million, respectively, of which $8.5 million and $7.3 million, respectively, were depreciation. We experienced cash flow losses, defined as operating income less depreciation, for the years 2005 and 2004 of approximately $0.2 million and $3.8 million, respectively. Despite improvements in productivity during 2005, we believe we will continue to suffer operating losses at Fitchburg in 2006.

No assurances can be given as to whether or when we will optimize capacity utilization to a level necessary to achieve profitability at this facility. However, overall sales volume has increased 31% in 2005 as compared to 2004. If we are unable to meet our operational goals, or if we are required to make significant additional expenditures, our results of operations and financial condition could be adversely affected.

If we do not increase production and sales of our graphicboard and other products manufactured at the Fitchburg paperboard mill, our per unit costs will not decrease, which could continue to adversely affect our profitability.

In order to better utilize the capacity of the Fitchburg paperboard mill, we will need to increase sales of our graphicboard to existing as well as new customers and, to a lesser extent, develop new markets for this product and new products that can be manufactured utilizing the technology at the Fitchburg paperboard mill. We may not be able to obtain new customers or increase sales of graphicboard or additional products. If we do not increase sales of product from the Fitchburg paperboard mill, we will not operate the facility at optimal production levels, and, as a result, we will not be able to decrease our per unit costs, which could continue to adversely affect our profitability.

We rely on the operating capacity of our Fitchburg paperboard mill to manufacture our graphicboard for our North American customers and for our converting facilities and, as a result, our revenues and operating results would be adversely affected if operations at this facility are limited.

We rely predominately on our Fitchburg paperboard mill to produce our graphicboard which we sell to third parties in North America. Our reliance on the Fitchburg paperboard mill will increase to the extent sales of graphicboard increase. In addition, we have closed certain mills over the last four years in reliance on the operating capacity of our Fitchburg paperboard mill. If the production of this facility were significantly reduced or became unavailable as a result of a natural or man-made disaster, labor dispute or any other reason, we may not be able to supply our graphicboard to our customers on a timely basis or at all and may not be able to satisfy the needs of our converting plants. As a result, our operating results and our relationships with our customers would be materially adversely affected.

Market fluctuations in the availability and costs of raw materials are beyond our control and may adversely affect our business by increasing our costs.

Our primary raw material is recovered paper. The cost of recovered paper has fluctuated greatly because of factors beyond our control, such as market and economic conditions and seasonality. For example, our North American recovered paper cost per ton of paperboard produced, defined as the sum of purchased recovered paper and related shipping, handling and administrative expenses divided by tons produced, averaged $116, $99 and $102 in 2005, 2004 and 2003, respectively. Increases in the cost of recovered paper can significantly reduce our profitability. Although we have historically attempted to raise the selling prices of our products in response to raw material price increases, when raw material prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margin during all periods of cost increases due to customary time lags in implementing our price increases. We cannot assure you that we will be able to recover any future increases in the cost of recovered paper. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. In addition, we rely on our contractual and other relationships with certain of our suppliers, such as municipalities, to ensure availability at lower costs. If we are unable to maintain these relationships, the cost of our raw materials could increase, which could adversely affect our operating margins and profitability. See “Business—Raw Materials.”

Our operating margins and profitability may be adversely affected by rising energy costs.

Excluding recovered paper, freight and labor, energy is our most significant manufacturing cost, especially in producing paperboard. Energy costs consist of electrical and fuel purchases used to generate steam for use in the paperboard making process and to operate our paperboard machines and other equipment. The average energy cost in our North American mill system has increased substantially in recent years, averaging from approximately $43 per ton of paperboard produced in 2000 to $73 per ton in 2005. The increase in energy costs in our North American mill system was due to increases in natural gas, fuel oil and electricity prices.

Although we have historically attempted to raise the selling prices of our products in response to energy price increases, in instances where energy prices have increased rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. As a result, our operating margins and profitability have been adversely affected. We experience reduction in margins during all periods of cost increases due to customary time lags in implementing our price increases. We expect that energy prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and uncertainties regarding the outcome and implications of such events. Although we continue to focus on controlling our energy costs, and consider ways to factor energy costs into our pricing, we cannot give assurance that we will be able to pass increased energy costs through to our customers. In addition, we attempt to limit our energy price risk by buying forward contracts for some of our future energy requirements, but there cannot be any assurance that these activities will adequately protect us. As a result, our operating margins and results of operations could be adversely affected.

The cyclicality of our industry could negatively impact our sales volume and revenues and our ability to respond to competition or take advantage of business opportunities.

Our operating results tend to reflect the general cyclicality of the business in which we operate. The general cyclical and capital-intensive nature of our industry has contributed to price competition and volatility within the industry. Prices for our products may decline due to weak customer demand or increased production by our competitors. In the last four years, we have taken downtime and have closed five paperboard mills based on prevailing market demand for our products, and we may continue to take downtime at our existing facilities or close additional mills, which could adversely affect our operating results and cash flows. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our leveraged financial position, may adversely affect our ability to respond to competitive pressures and to other market conditions or to otherwise take advantage of business opportunities.

Our industry is highly competitive and price fluctuations and volatility could diminish our sales volume and revenues.

The industry in which we operate is highly competitive. Our competitors include large, vertically integrated paperboard and packaging companies, including Rock-Tenn Company, Caraustar Industries, Inc. and

Sonoco Products Company in North America and Stora Enso Oyj, Kappa Packaging and Jefferson Smurfit Corporation in Europe, along with numerous smaller paperboard and packaging companies. We also compete indirectly with manufacturers of similar products using other materials. The industry in which we compete is particularly sensitive to price pressure, as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have greater access to resources. These companies may be able to adapt more quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close such facilities, which would negatively affect our results of operations and our financial condition. See “Business—Competition.”

Our business and financial performance may be adversely affected by changes in demand in consumer non-durable consumption or reductions in demand for packaging materials.

Demand for our products is primarily driven by consumer non-durable consumption. Any decrease in this consumption will result in decreased demand for our products. To a lesser extent, downturns in industrial demand or increases in imports may also decrease demand for our products. Our business has been adversely affected in recent periods by a general slow down in the economy, which has resulted in decreased demand for consumer non-durable and industrial products. These conditions are beyond our ability to control, but have had, and will continue to have, a significant effect on our sales and results of operations.

In addition, as the trend to reduce the amount of packaging materials continues, demand for our products may be adversely affected, reducing our revenues and adversely affecting our results of operations and financial condition.

We may pursue acquisitions that prove unsuccessful or strain or divert our resources.

Historically, we have grown our business, revenues and production capacity principally through acquisitions. Although we are currently focused on optimizing our Fitchburg operations and are not actively pursuing any acquisitions, we expect to continue evaluating and pursuing, subject to available funding, acquisition, joint venture and strategic investment opportunities that would increase our vertical integration and that would be complementary to our existing operations. Acquisitions, joint ventures and strategic investments present risks that could adversely affect our earnings, including:

•	the assumption of unanticipated liabilities and contingencies;

•	the diversion of management’s attention;

•	the integration of the operations and personnel of the acquired business; and

•	the possible reduction of our reported earnings because of:

•	increased interest costs;

•	issuances of additional debt; and

•	difficulties in integrating acquired businesses.

Our inability to address effectively these risks could force us to incur unanticipated expenses or otherwise adversely affect our results of operations.

Our revenues and earnings could be adversely affected by foreign regulations and changes in economic conditions in the foreign countries in which we operate our business.

We have manufacturing operations in Europe where we derived approximately 18% of our net sales for both 2005 and 2004. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. Significant factors that may adversely affect our revenues and increase our costs include:

•	currency fluctuations, which could cause an increase in the price of the raw materials used in our products and a decrease in the selling price of our products, both of which would decrease our profits;

•	more stringent restrictions on our ability to invest or adjust our work force levels; and

•	economic downturns which could adversely affect our ability to deliver our products to our customers for a profit.

We have experienced, and may in the future experience, many of these risks and cannot predict the effect of any particular risk on our operations. However, any of these factors may materially adversely affect our revenues or increase our operating expenses. In addition, many of our customers operate in foreign countries and are subject to these and other risks, all of which may adversely affect their production and their need for our products. In the event our customers reduce the amount of our products that they purchase, our revenues and operating results would be adversely affected.

Some of our business is seasonal and weather conditions could have an adverse effect on our revenues and operating results.

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and adversely affect customer demand for food containers can adversely affect our revenues and our operating results. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

If negotiations for renewals of our various labor agreements are not successful, our operations could be subject to interruptions, which would adversely affect our results of operations and cash flows.

A significant number of our employees in North America are governed by 18 collective bargaining agreements covering 18 facilities that expire between September 11, 2005 and September 2, 2009, with two of these agreements expiring within the next fiscal year. Substantially all of our employees at our facilities outside of North America are governed by agreements that expire between September 1, 2006 and December 31, 2007. If we are unable to successfully renegotiate the terms of any of our agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be adversely affected.

We are controlled by a few principal stockholders who have the ability to determine the election of our directors and the outcome of all other issues submitted to our stockholders, whose interests may not be aligned with ours.

Edward K. Mullen, our vice chairman, and his son Robert H. Mullen, our chief executive officer, president and chairman of the board, and their respective affiliates beneficially own approximately 77% of our outstanding common stock. As a result, the Mullen family is able to control the actions and policies of our company, including:

•	electing a majority of our directors; and

•	approving mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval.

The interests of these owners may differ from ours in significant respects. For example, they may wish to pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt. See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the laws could increase those expenses and adversely affect our operations.

Our operations are subject to a broad range of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater and storm water discharges and the use, management and disposal of hazardous and non-hazardous material and waste. These requirements are complex, affect our day-to-day operations, including limiting the amount of daily production at certain of our facilities, and tend to become more stringent over time. There can be no assurance that we have been or will be at all times in complete compliance with all such requirements that apply to our operations, or that such compliance will not increase our operating costs. To maintain compliance with these requirements, we may be required to modify operations, purchase new equipment or make other capital improvements. Noncompliance could result in penalties, the curtailment or cessation of operations or other sanctions, which could be material.

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediating contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. The remediation of contamination, including any potential contamination not yet discovered, could result in material costs or liabilities.

We believe, based on current information, that any costs or other liabilities we may incur relating to environmental matters will not adversely affect us. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional material environmental liabilities which could materially adversely affect our financial condition or results of operations.

ITEM 2. PROPERTIES

We believe our facilities are appropriately insured, properly maintained and equipped with machinery suitable for their use. We lease our corporate offices in Cranford, New Jersey. The lease covering this property expires in December 2013 and provides for annual rent of $0.3 million for these offices plus related real estate taxes and insurance costs. A table summarizing our manufacturing plants and sales offices is provided below.

Type of Facility	Number of Facilities	Locations
CORPORATE OFFICE

The Newark Group, Inc. Headquarters	1	Cranford, NJ (leased).

PAPERBOARD

Paperboard Mills	11	Milwaukee, WI; Bradford, MA; North Hoosick, NY; Los Angeles, CA; Franklin, OH; Santa Clara, CA; Baltimore, OH; Mobile, AL; York, PA; Natick, MA; Fitchburg, MA.

Recovered Paper Plants & Offices	11	Newark, NJ; Salem, MA; Webster, MA; Moraine, OH; Green Bay, WI; Mobile, AL (leased); Shreveport, LA; Tallahassee, FL; Stockton, CA; Los Angeles, CA; San Jose, CA.

CONVERTED PRODUCTS

Graphicboard Plants	5	Newark, NJ (leased); Franklin, OH; Chicago, IL; Los Angeles, CA; Fitchburg, MA.

Solidboard Plants	1	Madera, CA (leased).

Tube, Core, and Allied Product Plants	18	York, PA; Chicopee, MA; Greenville, PA; Lawrence, MA; South Gardiner, ME (leased); Mississauga (Toronto) Ontario, Canada; Cedartown, GA; Atlanta, TX; Bay Minette, AL; Jacksonville, FL; Rural Hall, NC; Oshkosh, WI (leased); Neenah, WI (leased); New London, WI; Longview, WA; Aurora, CO (leased); Ontario, CA (leased); Richmond, British Columbia, Canada.

INTERNATIONAL

Paperboard Mills	2	Alcover, Spain; Villava, Spain.

Graphicboard Converting Plants	2	Berlin, Germany (leased); Alcover, Spain.

Solidboard Converting Plants	4	Plélo, France; Zutphen, Netherlands; Ibiricu de Egües, Spain; Esparraguera, Spain.

International Corporate Office	1	Barcelona, Spain (leased).

TOTAL	56	11 Locations leased.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. We believe that these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial data of The Newark Group for each of the years in the five-year period ended April 30, 2005, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended April 30,
	2005	2004(1)	2003(1)	2002(1)(2)	2001(1)(2)
	(dollars in thousands)
Income Statement Data:
Net Sales	$882,084	$787,607	$798,230	$749,969	$851,542
Cost of sales	778,393	694,395	699,603	642,641	732,151
Gross profit	103,691	93,212	98,627	107,328	119,391
Selling, general and administrative expenses	85,144	87,086	80,036	86,274	101,337
Restructuring and impairment costs(3)	1,710	11,978	11,578	6,093	—
Operating (loss) income	16,837	(5,852)	7,013	14,961	18,054
Interest expense	25,075	16,856	9,394	8,957	8,779
Loss on extinguishment of debt(4)	—	10,824	—	—	—
Earnings (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	(2,112)	(32,594)	1,346	9,365	18,135
Income tax (benefit) expense	(999)	(16,275)	575	4,175	8,021
Earnings (loss) from discontinued operations (net of tax)(5)	(59)	—	(1,802)	173	3,068
Cumulative effect of accounting change (net of tax)(6)	—	—	14,604	—	—
Net earnings (loss)	(1,172)	(16,319)	13,569	5,361	13,179

Balance Sheet Data:
Cash and cash equivalents	$2,991	$2,003	$7,007	$—	$7,900
Working capital (deficit)	69,574	68,308	70,475	72,997	82,213
Total assets	600,084	606,875	606,045	539,745	505,954
Total debt	257,317	255,789	233,881	225,531	188,049
Temporary and permanent equity(7)	164,577	170,675	188,217	186,884	187,120

Other Financial Data
Capital expenditures	18,158	24,636	53,818	125,620	36,933
Depreciation and amortization	32,862	31,524	28,176	38,584	44,218

(1)	Prior period financial information has been restated to retroactively apply the FIFO method of accounting for inventories, as described in Note 3 to the audited consolidated financial statements contained within this Annual Report on Form 10-K, beginning on page F-1.
(2)	Reclassifications have been made for the discontinued operations of Bertako, S.L., which was sold on August 31, 2002, and NP Cogen, Inc. whose operations were discontinued on March 19, 2001.
(3)	Represents costs associated with permanent closure of locations within the Paperboard and Converted Products segments. See Note 8 to audited consolidated financial statements.
(4)	Part of the March 12, 2004 cost to refinance the Company includes extinguishment of debt, which is comprised of $9.9 million for a make-whole payment to prior lenders and $0.9 million of deferred financing costs related to the prior debt.

(5)	Includes earnings from operations of Bertako, S.L. prior to the sale of that subsidiary on August 31, 2002 and from our cogeneration plant in City of Commerce, CA prior to its shutdown on March 19, 2001. Also includes loss on the sale of Bertako, S.L. in fiscal 2003 and a loss on the sale of the assets of the cogeneration plant in fiscal 2005.
(6)	For 2003, reflects the change in method of depreciating property, plant and equipment from an accelerated method of depreciation to the straight-line method.
(7)	See Notes 10 and 18 to the audited consolidated financial statements for a discussion of certain of our repurchase obligations with respect to our common stock and the resulting classification of the redemption value thereof as temporary equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the five largest participants in this industry. We have more than 8,000 customers worldwide and our relationships with our top 70 customers, as measured by sales dollars, average in excess of 17 years. No single customer accounted for more than 2.8% of our sales in 2005.

We operate in three segments—Paperboard, Converted Products and International—and our products can be categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tube, core and allied products; and (v) solidboard packaging products. In our Paperboard segment we handle recovered paper and manufacture grades of recycled paperboard used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment we manufacture tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products and graphicboard and solidboard packaging, primarily for the European market.

For the fiscal year ended April 30, 2005, the Paperboard segment represented 52% of our total sales, the Converted Products segment represented 30% of our total sales and the International segment represented 18% of our total sales.

Our fiscal year ends April 30. All references to years, quarters or other periods in this section refer to fiscal years, quarters or periods whether or not specifically indicated. Most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost and energy cost. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are also impacted by the highly competitive environment in which we operate. This competition, combined with the business slowdown that began during fiscal year 2000, resulted in decreased industry capacity utilization rates. As a result, we initiated a mill capacity rationalization program which led to the closures of five paperboard mills: the Gardiner, Maine facility in October 2001; the Lawrence, Massachusetts facility in September 2002; the Middletown, Ohio facility in October 2002; the Stockton, California facility in March 2003; and the Newark, New Jersey facility in July 2003. Combined, these five closures resulted in a capacity reduction of approximately 300,000 tons per year, which led to approximately $30 million per year of overhead savings and loss avoidance. As a result of these closures, and a shift of business to other mills, our paperboard mills’ (other than the Fitchburg mill’s) capacity utilization rates rebounded from a low of 89% in 2002 to approximately 97% in 2005. Including Fitchburg, our mill capacity utilization rate for 2005 was approximately 95%.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced declined from $101 per ton in 2001 to $75 per ton in 2002, a decrease of 26%, before increasing by 35% to $102 per ton in 2003. Fiscal 2004 saw a slight reduction of 3% to $99 per ton though recovered paper prices increased by $17 per ton, or 17%, to $116 per ton in 2005.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $73, $68 and $58 per ton of paperboard produced in 2005, 2004 and 2003, respectively, as compared to $43 per ton in 2000. This increase primarily is due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot maintain our operating margins in the face of meaningful cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations still will be materially and adversely affected by time delays in the implementation of price increases. Price increases for sales from our Paperboard and Converted Products segments were announced commencing in April 2004, with a second price increase announced in September 2004. As a result of these price increases, our average sales price for our paperboard products was up approximately $30 per ton in 2005 versus 2004 and approximately $36 per ton for sales of our converted products when comparing the same periods.

Prior to November 1, 2004, we used the last-in, first-out (“LIFO”) method of costing inventory for most of our North American operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, we changed our method of accounting for our inventory carried at LIFO to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of our financial position by reflecting recent costs in the balance sheet, and provides a uniform costing method across our business segments. In accordance with accounting principles generally accepted in the United States of America, the prior period consolidated financial statements presented in this Annual Report on Form 10-K have been restated to retroactively apply the FIFO method of accounting. The effect of the change for 2005 and 2004 was to reduce net loss by $2,145 and $1,337, respectively.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated. All prior periods have been restated to reflect the Company’s change in inventory valuation.

	Year Ended April 30,
(in thousands)	2005	2004	2003
		(As Restated)	(As Restated)
Net Sales
Paperboard	$464,057	$397,653	$421,935
Converted Products	262,903	246,857	254,157
International	155,124	143,097	122,138

Total	$882,084	$787,607	$798,230

Cost of Sales
Paperboard	$403,070	$340,224	$361,013
Converted Products	252,211	236,572	233,648
International	123,884	116,449	102,852
Corporate	(772)	1,150	2,090

Total	$778,393	$694,395	$699,603

	Year Ended April 30,
(in thousands)	2005	2004	2003
		(As Restated)	(As Restated)
SG&A
Paperboard	$33,925	$36,338	$35,758
Converted Products	21,444	21,290	20,794
International	14,302	13,846	11,373
Corporate	15,473	15,612	12,111

Total	$85,144	$87,086	$80,036

Restructuring
Paperboard	$1,309	$9,541	$11,578
Converted Products	401	1,129	—
International	—	—	—
Corporate	—	1,308	—

Total	$1,710	$11,978	$11,578

Operating Income (Loss)
Paperboard	$25,753	$11,550	$13,586
Converted Products	(11,153)	(12,134)	(285)
International	16,938	12,802	7,913
Corporate	(14,701)	(18,070)	(14,201)

Total	$16,837	$(5,852)	$7,013

The following table sets forth certain items related to our audited consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended April 30,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.2	88.2	87.6
Selling, general and administration expenses	9.7	11.1	10.0
Restructuring and impairments	0.2	1.5	1.5
Operating income (loss)	1.9	(0.7)	0.9
Interest expense	2.8	2.1	1.2
Income tax (benefit) expense	(0.1)	(2.0)	0.1
Loss from discontinued operations (net of tax)	—	—	(0.2)
Cumulative effect of accounting change (net of tax)	—	—	1.8
Net (loss) earnings	(0.1)	(2.1)	1.7

Results of Operations

Year Ended April 30, 2005 Compared to Year Ended April 30, 2004

Overview

Net Sales. Net sales for 2005 increased 12% to $882.1 million from $787.6 million in 2004. This increase is the result of approximately 4% volume increases within each segment, the announced selling price increases in our Paperboard and Converted Products segments, as well as the impact of the weakening US dollar in the translation of our International segment sales.

Cost of Sales. Cost of sales for 2005 increased 12% from $694.4 million in 2004 to $778.4 million in 2005. This increase was due to recovered paper prices increasing 17%, or $17 per ton, in 2005. Also, in addition to the increased volume noted above, freight and energy costs increased $8.0 million and $7.3 million, respectively, in 2005.

SG&A. SG&A decreased 2% in 2005 to $85.1 million from $87.1 million in 2004. This decrease is primarily due to a bad debt write-off of $3.2 million in 2004 in our Paperboard segment, as well as a $2.0 million decrease in legal fees. Partially offsetting these items was an increase in foreign exchange translation as the USD/Euro rate averaged $1.27 in 2005 versus $1.19 in 2004.

Restructuring and Impairments. We recorded restructuring charges of $1.7 million in 2005, an 86% decrease from the $12.0 million recorded in 2004. Current year expenses represent charges to close two plants in our Converted Products segment, one facility in our Paperboard segment and the ongoing costs to exit facilities we closed in prior years. Total restructuring charges are net of $1.3 million we received from the sale of certain water/sewer discharge rights and a net gain from the sales of two locations sold in the fourth quarter of 2005. Of the $1.7 million charges in 2005, $0.9 million was non-cash related to impairment in the Paperboard and Converted Products segments. Of the $12.0 million in charges in 2004, $6.5 million was non-cash, almost entirely a result of asset impairment for locations in the Paperboard segment.

Operating Income. Operating income for 2005 was $16.8 million as compared to an operating loss of $5.9 million in 2004. This is primarily the result of a $10.3 million reduction in restructuring charges in 2005, as well as higher volumes and sales prices in our Paperboard and Converted Products segments. Further adding to the increase was a $2.0 million decrease in legal fees.

Paperboard

Net sales in the Paperboard segment increased by $66.4 million, or 17%, to $464.1 million for 2005, compared to $397.7 million in 2004. Successfully implemented price increases accounted for $46.4 million of this increase with the remaining $20.0 million generated from volume increases.

Overall cost of sales increased $62.8 million, or 19%, from $340.3 million in 2004 to $403.1 million in 2005. Our recovered paper cost per ton of paperboard produced in 2005 increased $17 per ton to $116 per ton, a 17% increase from the $99 per ton average cost in 2004. Additionally, energy costs per ton of paperboard produced were up 8% in 2005, rising from $68 per ton in 2004 to $73 per ton in 2005, and freight costs increased $4.0 to $70.0 million in 2005.

Restructuring costs decreased by $8.2 in 2005 to $1.3 million. The charges incurred in 2005 relate to the closing of our facility located in Sunrise, FL as well as continuing costs to exit locations previously shut down. The $1.3 million charge is net of $0.4 million we received from the sale of certain water/sewer discharge rights and includes $0.6 million of non-cash impairment charges. The charges recorded in 2004 related to the closing of the Company’s Newark, NJ paperboard mill in July 2003, and included non-cash asset impairment charges of $5.1 million.

Our mill utilization rates remained constant at 97% and 95%, including and excluding Fitchburg, respectively, for 2005 and 2004.

SG&A decreased 7% from $36.3 million in 2004 to $33.9 million in 2005, primarily because 2004 included a bad debt write-off of $3.2 million with respect to a longstanding customer.

Operating income for the Paperboard segment increased 123%, from $11.6 million in 2004 to $25.8 million in 2005, primarily due to the increased volumes and price realization referred to above. Also contributing to the increase was an $8.2 million, or 86%, reduction in restructuring expenses, a $2.4 million, or 7%, decrease in SG&A expenses and improved operations at our Fitchburg facility, which experienced a $2.4 million, or 21%, reduction in its operating loss. These factors more than offset the $4.0 million increase in freight costs and a $7.3 million increase in energy.

Converted Products

Net sales in the Converted Products segment increased by $16.0 million, or 7%, to $262.9 million for 2005 compared to $246.9 million for 2004. This increase is due to a 5% increase, or $12.0 million, in sales price as well as a 2%, or $4.0 million, increase in volume.

Cost of sales increased $15.6 million, or 7%, as a result of increased volume, freight and raw material costs.

Restructuring costs were $0.4 million in 2005, a $0.7 million decrease from $1.1 million in 2004. Current year charges reflects costs related to plant closings in Kountze, TX and Stockton, CA, as well as a $0.9 million gain from the sale of our Vancouver, WA facility, which we closed in 2004. Prior year costs included charges for the closing of our Dallas, TX plant, as well as the Vancouver closing. Non-cash impairment charges in 2005 and 2004 were $0.3 million and $0.1 million, respectively.

SG&A increased 1% from $21.3 million in 2004 to $21.4 million in 2005 due to increased costs related to the start-up of our solidboard plant in California.

Operating income improved 8% from a loss of $12.1 million in 2004 to a loss of $11.2 million in 2005. This is due to the increased sales volumes and price increases mentioned above, as well as a 65%, or $0.7 million, decrease in restructuring charges. These more than offset a 17% increase in freight costs, a 7% increase in per-ton paperboard raw material cost, and a $1.6 million operating loss absorbed at our solidboard plant in California which began operations on October 1, 2004.

International

Net sales in the International segment increased by $12.0 million, or 8%, to $155.1 million for 2005, compared to $143.1 million for 2004. The increase was primarily due to the continued weakening of the US dollar in 2005 as the USD/Euro rate averaged $1.27 in 2005 versus $1.19 in 2004. Excluding the effects of foreign currency fluctuations, sales increased less than 1% as increased volumes of 3% and 4% at our paperboard mills and converting plants, respectively, more than offset slight decreases in pricing.

Operating income for the International segment increased 32%, or $4.1 million, from $12.8 million in 2004 to $16.9 million in 2005. Operating income as a percentage of net sales increased from 9% in 2004 to 11% in 2005. The main contributor to this increase was the improvement in the operations of our converting plant in The Netherlands which experienced a $4.0 million increase in operating income. This improvement stemmed from a change in the management of the plant which resulted in more streamlined operations and increased plant efficiency. Additionally, energy costs per ton of paperboard produced in our mills decreased 4% in 2005. These factors, along with the continued weakening of the US dollar served to offset a $0.9 million, or 8%, increase in freight costs and a 3% increase in SG&A costs. On a same currency basis, operating income was up 30% in 2005 over 2004 and SG&A expenses decreased 11%.

Corporate

Unallocated corporate expense decreased by $3.4 million to $14.7 million in 2005. This decrease is primarily the result of a reduction in legal fees of $2.0 million, part of which is related to the settlement of litigation (see Note 9 to the audited consolidated financial statements starting on page F-1 of this Annual Report on Form 10-K). Additionally, there were no restructuring charges in 2005, compared to $1.3 million of charges in 2004, and travel expenses decreased $0.5 million.

OTHER (EXPENSE)/INCOME

Interest expense increased from $16.9 million in 2004 to $25.1 million in 2005, primarily as a result of our higher interest rate Notes incurring interest for the entire year in 2005 versus only one and a half months in 2004. Average outstanding borrowings increased from $244 million in 2004 to $257 million in 2005.

Excluding interest expense, Other income (expense) - net went from a loss of $9.9 million in 2004 to income of $6.1 million in 2005. This is primarily related to a charge incurred on the extinguishment of debt in 2004 upon the issuance of our Notes. Additionally, in 2005, we recorded income of $3.4 million from the settlement of litigation referred to in Note 9 of the audited consolidated financial statements included in this Annual Report on Form 10-K. Equity in Income of Affiliates also increased by $0.8 million in 2005.

Income Tax (Benefit) Expense

Income tax benefit decreased to ($1.0) million in 2005 from ($16.3) million in 2004. Effective tax rates were (47%) and (52%) in 2005 and 2004, respectively. The 5% change in the effective tax rate from 2004 to 2005 is primarily the result of the increased dollar amount of unfavorable permanent differences which were offset by the increased deduction for the Extraterritorial Income Tax. Additionally, in 2005, the Company provided for US income taxes for the repatriation of foreign earnings.

Discontinued Operations

In November 2004, we sold the assets of our NP Cogen, Inc. subsidiary for $1.2 million, which resulted in a loss of $0.1 million net of tax. There was no income or loss due to discontinued operations in fiscal 2004.

Net Income

In summary, we reduced our net loss in 2005 by $15.1 million, from $16.3 million in 2004 to $1.2 million in 2005. Increased volumes across all segments, as well as the realization of announced price increases of our recycled paperboard and converted products, helped to stimulate this improvement, along with the reduction in restructuring and SG&A charges. Higher recovered paper costs, the continued increase in energy and freight costs and increased interest expense serve to partially offset these positive impacts.

Year Ended April 30, 2004 Compared to Year Ended April 30, 2003

Overview

Net Sales. Net sales for 2004 decreased 1% to $787.6 million from $798.2 million in 2003. This decrease is primarily due to lower volumes in our Paperboard segment as a result of a mill closure.

Cost of Sales. Cost of sales for 2004 decreased 1% from $699.6 million in 2003 to $694.4 million in 2004. The decrease was due to decreased volume and lower recovered paper prices, which were down 3% in 2004. Depreciation and amortization charges were up $3.3 million or 12% in 2004 versus 2003, primarily due to the assets of the Fitchburg mill being put into service in June 2003.

SG&A. SG&A increased 9% to $87.1 million in 2004 from $80.0 million in 2003. This increase is primarily due to a bad debt write-off of $3.2 million in 2004 in our Paperboard segment and foreign exchange translation as the USD/Euro rate averaged $1.19 in 2004 versus $1.01 in 2003.

Restructuring and Impairments. In 2004, we recorded restructuring charges of $12.0 million ($6.5 million was non-cash) related to the closures of one mill in our Paperboard segment and two facilities in our Converted Products segment, as well as additional costs recognized which were related to revised estimates with respect to prior closures. In 2003, we recorded an $11.6 million restructuring charge (of which $4.3 million was non-cash) related to the permanent closure of three of our paperboard mills in Massachusetts, Ohio and California.

Operating Income. We recorded an operating loss for 2004 of $5.9 million, compared to operating income of $7.0 million in 2003. This was the result of lower volumes in the Paperboard segment, continued margin pressures in the Converted Products segment due to competitive pressures, slightly higher restructuring costs in 2004 compared with 2003, and the losses absorbed at Fitchburg in 2004. The assets of the Fitchburg mill were put into service in June 2003, and experienced an operating loss of $11.1 million, $7.3 million of which were depreciation charges.

Paperboard

Net sales in the Paperboard segment decreased by $24.2 million, or 6%, to $397.7 million for 2004, compared to $421.9 million in 2003. This decrease was primarily due to a 6% decrease in paperboard sales volume, due to the three mill closures in 2003 and the additional mill closure in 2004. Also contributing to this revenue shortfall was a 2% decrease in recovered paper prices. Offsetting this decrease somewhat was a 3% increase in paperboard sales prices.

Overall cost of sales showed a decline of $20.9 million, from $361.1 million in 2003 to $340.2 million in 2004, a 6% decrease. The lower cost of sales is due primarily to the overall lower volume due to the mill closures in 2003 and 2004. Additionally, 2004 recovered paper cost per ton of paperboard produced showed a slight reduction of 3% to $99 per ton from the average cost of $102 in 2003. While overall cost of sales were down, energy costs per ton of paperboard produced were up 17%, rising from $58 per ton in 2003 to $68 per ton in 2004.

Restructuring costs were down $2.1 million from $11.6 million in 2003 to $9.5 million in 2004. The Company closed its Newark, NJ paperboard mill in July 2003. Included in the 2004 restructuring costs were non-cash asset impairment charges of $5.1 million. This amount is comprised of charges related to the Newark mill as well as our revision of our estimate of ultimate recoverability on previously closed mills. Our mill utilization rate improved from 93% in 2003 to nearly 97% in 2004 as a result of our restructuring efforts. SG&A increased approximately 2%, from $35.8 million in 2003 to $36.3 million in 2004. The increase was due to a bad debt write-off of $3.2 million in 2004, as a longstanding customer filed for Chapter 11 relief on July 13, 2004. This one-time charge more than offset the overall reduced overhead from the closed paperboard mills. SG&A increased as a percentage of net sales from 8% in 2003 to 9% in 2004.

Operating income for the Paperboard segment decreased by $2.0 million, or 15%, to $11.6 million for 2004 compared to $13.6 million in 2003. Operating income as a percentage of net sales remained constant at 3% for both 2004 and 2003. The decrease in operating income in 2004 was largely the result of losses incurred at the Fitchburg facility as well as increased energy costs. Overall energy costs were up $6.2 million or 10% versus 2003. The Fitchburg mill absorbed an operating loss of $11.1 million in 2004, $7.3 million of which was non-cash depreciation charges. The assets of the Fitchburg mill were not in service in 2003.

Converted Products

Net sales in the Converted Products segment decreased by $7.3 million, or 3%, to $246.9 million for 2004 compared to $254.2 million for 2003. The decrease was due to lower volume of approximately 3%, which was primarily the result of our restructuring efforts in 2004 as we closed a plant in Vancouver, WA in September 2003 and a plant in Dallas, TX in November 2003.

Cost of sales increased by $2.9 million, or 1%, to $236.6 million in 2004 compared to $233.7 million in 2003. Cost of sales as a percentage of net sales increased from 92% in 2003 to 96% in 2004.

Restructuring costs for the plants we closed in 2004 were $1.1 million, of which $0.1 million was non-cash asset impairments. There were no restructuring costs in the Converted Products segment in 2003. SG&A increased from $20.8 million in 2003 to $21.3 million in 2004 and increased as a percentage of net sales from 8% in 2003 to 9% in 2004. This increase is primarily due to overall cost increases for employee-related costs such as salary and health insurance.

Operating income for the Converted Products segment decreased from a loss of $0.3 million in 2003 to a loss of $12.1 million in 2004. This is a result of many factors, including continued competitive pressures in certain product lines, which resulted in lower overall profit margins, reduced volume referred to above, and increased freight costs, which were up 9% in 2004 versus 2003. The profit margin squeeze in 2004 was due to pricing pressures on the products that we sell, as well as to paperboard price increases implemented in late 2003, causing paperboard raw material costs as a percent of sales to increase 3% in 2004.

International

Net sales in the International segment increased by $21.0 million, or 17%, to $143.1 million for 2004, compared to $122.1 million for 2003. The increase was due primarily to the change in exchange rates as the USD/Euro rate averaged $1.19 in 2004 versus $1.01 in 2003. On a same currency basis, sales were basically flat as increased volume (up 5%) in our converting plants offset slight degradation in pricing in both our mills and converting plants.

Operating income for the International segment was $12.8 million in 2004 versus $7.9 million in 2003, a 62% increase. On a same currency basis, operating income was up 38% in 2004 over 2003. Operating income as a percentage of net sales increased from 6% in 2003 to 9% in 2004. The main contributor to this improvement is the decrease in recovered paper costs per ton of paperboard produced by 15% in 2004 as compared to 2003. This also resulted in cost of sales decreasing by 4% on a same currency basis. The effect of the USD/Euro exchange rate resulted in cost of sales increasing from $102.9 million in 2003 to $116.5 million in 2004, an increase of $13.6 million, or 13%. Cost of sales decreased as a percentage of net sales to 81% in 2004 from 84% in 2003. SG&A increased $2.4 million, or 22%, to $13.8 million in 2004 versus $11.4 million in 2003, but was up 4% on a same currency basis.

Corporate

Unallocated corporate expense increased by $3.8 million from $14.2 million in 2003 to $18.0 million in 2004, primarily as a result of a $1.3 million impairment charge for a vacant property, and a $1.0 million increase in audit and legal expenses.

OTHER (EXPENSE)/INCOME

Interest expense increased from $9.4 million in 2003 to $16.9 million in 2004. This is almost entirely due to the capitalization in 2003 of interest costs related to Fitchburg which were expensed in 2004 as the assets of the Fitchburg mill were put into service in 2004. Average outstanding borrowings increased from $230 million in 2003 to $244 million in 2004.

Excluding interest expense, Other income (expense) - net went from income of $3.7 million in 2003 to expense of $9.9 million in 2004. The primary difference is related to extinguishment of debt of $10.8 million, which was incurred upon the Company’s refinancing on March 12, 2004. The Company made make-whole payments of $9.9 million to its prior lenders and expensed $0.9 million of previously capitalized deferred financing fees.

Income Tax (Benefit) Expense

Income tax expense decreased from $0.6 million in 2003 to a benefit of $16.3 million in 2004 as a result of losses in 2004. Effective tax rates were 45% and (52%) in 2003 and 2004, respectively. The variance in the effective tax rate is primarily due to higher permanent differences in the domestic companies partially offset by 2004 tax credits earned by our European subsidiary.

Discontinued Operations

In 2003, we had a net loss of $1.8 million related to the operations and sale of our subsidiary, Bertako, S.L., which owned a folding carton plant in Spain. In 2004, there were no charges due to discontinued operations.

Cumulative Effect of Accounting Change

In 2003, we changed our method of depreciating property, plant and equipment from an accelerated method of depreciation to the straight-line method. The cumulative effect of this change was a one-time increase in net earnings of $14.6 million (net of $9.2 million of taxes).

Net	Income

Due to the reasons stated above, the Company experienced a net loss of $16.3 million in 2004 as compared to net income of $13.6 million in 2003. To summarize, the major items leading to this variance of ($29.9) million primarily consisted of the following:

•	($2.0) million due to the unusual bad debt write-off of a longstanding customer in 2004
•	($4.5) million due to higher interest expense in 2004, primarily due to the interest expense associated with the assets of the Fitchburg mill being placed in service in 2004

•	($6.5) million due to the loss on early extinguishment of debt which arose as a result of our refinancing

•	($14.6) million due to the impact of Cumulative Effect of Accounting Changes of $14.6 million in 2003

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders, and finance working capital requirements and other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources are sufficient to meet the current and anticipated cash requirements of our operations.

Capital Expenditures. Since June 2000, we have been involved in constructing our new paperboard mill in Fitchburg, Massachusetts. See “Business—Our Products and Our Process—Paperboard Segment—Fitchburg Paperboard Mill.” Since that time, capital and operating expenditures at the Fitchburg mill have had the largest impact on our liquidity. Through April 30, 2005, we have made capital expenditures of approximately $176.8 million on the Fitchburg mill. Our total capital expenditures were $18.2 million, $24.6 million, and $53.8 million in fiscal 2005, 2004, and 2003, respectively. Of such amounts, $1.8 million, $2.4 million, and $34.4 million, respectively, in 2005, 2004, and 2003 were attributable to the Fitchburg mill. We expect fiscal 2006 capital expenditures to be under $25.0 million.

Borrowings

At April 30, 2005, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

April 30, 2005
Senior revolving credit facility(1)	$9.0
9 ¾% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	70.8
Other	2.5

Total debt	$257.3

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of April 30, 2005, we had approximately $83.4 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $9.0 million of other borrowings outstanding under the facility, leaving us with availability of approximately $57.6 million under the revolver.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $25.0 million maximum level of annual capital expenditures and certain leverage ratios. As of April 30, 2005, we were in compliance with these financial covenants. We were not, however, in compliance with a covenant related to the limitation of amounts paid under operating lease obligations. On July 21, 2005, we entered into a First Amendment to allow a one-time waiver of this limitation and to amend the agreement to increase operating lease limits, as well as to clarify restricted payments as of April 30, 2005. As a result of this waiver and amendment, we were in compliance with all covenants as of April 30, 2005. See Exhibit 10.7 to this Annual Report on Form 10-K.

In March 2004, we completed an offering of $175.0 million of 9.75% senior subordinated notes with a maturity date of March 12, 2014. We pay interest semi-annually on March 15 and September 15 of each year, with the first interest payment made on September 15, 2004. We cannot redeem the Notes before March 15, 2009, except as described below. On or after that date, we may redeem them at specified prices. However, on or before March 15, 2007, we may redeem up to 35% of the original principal amount of the Notes at 109.75% of their face amount, plus accrued interest, with money we raise from certain public equity offerings. The Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

We are also parties to a series of cross currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At April 30, 2005 and 2004, the fair value of the 2001 Swaps represented a liability of $22.4 million and $20.3 million, respectively.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2006	$2.6
2007(1)	11.5
2008	2.2
2009	2.2
2010	2.3
Thereafter	236.5

(1)	Includes $9.0 million due under revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the fiscal years ended April 30, 2005, and 2004, we generated cash from operating activities of $23.3 million and $27.9 million, respectively. The increased earnings from 2005 were offset by $10.8 million of loss on debt extinguishment from 2004, $5.8 million less of non-cash impairment costs, increases in accounts receivable and inventories, and relatively flat accounts payable levels when comparing 2005 and 2004. In addition, the benefit relating to the provision for deferred income taxes was $13.0 million lower in 2005 than in 2004.

Net cash used in investing activities

In the fiscal years ended April 30, 2005 and 2004, we used $14.6 million and $23.2 million in cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $6.5 million less of capital expenditures made in 2005. There were also no expenditures for acquisitions or minority investments in 2005 as compared to $3.0 million of such expenditures in 2004.

Net cash used in financing activities

In the fiscal years ended April 30, 2005 and 2004, we used cash in financing activities of $6.4 million and $10.2 million, respectively. This is primarily due to our purchase of $1.6 million of treasury stock in 2005 as opposed to $4.5 million in 2004 and also to a $6.0 million decrease in our cash overdraft position as compared to a $4.0 increase in 2004. In 2004, proceeds of new debt issuance of $176.6 million were used to repay debt totaling $156.8 million due to prior lenders as well as to make one-time payments of $21.5 million for prepayment penalties and financing fees related entirely to the March 12, 2004 refinancing.

Contractual	Obligations

The following table (in millions) summarizes our significant contractual cash obligations as of April 30, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under GAAP.

Contractual Obligations(1)	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years
Long-term obligations(2)	$257.3	$2.6	$13.7	$4.5	$236.5
Operating leases(3)	23.8	5.2	9.3	5.2	4.1
Purchase Commitments	9.1	6.8	2.3	—	—

(1)	Does not include any obligation to repurchase shares held by our employee stock ownership plan and one of our officers upon retirement, both of which appear in the Temporary Equity component of our Consolidated Balance Sheet (See Notes 10 and 18 to our audited consolidated financial statements.)
(2)	See Note 6 to our audited consolidated financial statements.
(3)	See Note 9 to our audited consolidated financial statements.

Seasonality

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and adversely affect customer demand for food containers can adversely affect our revenues and our operating results. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

Inflation

Changes in raw material and energy prices have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that, except as it relates to energy prices, it has a material effect on our operations.

Critical	Accounting Policies

Our accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial condition and results reported based on management’s current estimates.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 12 to the audited consolidated financial statements included in this Annual Report on Form 10-K. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Effective May 1, 2003, this rate of return was 8.75% and has remained at that level. The discount rate is based upon the demographics of the plan participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index and Aa- and Aaa-Rated Corporate Bonds. At April 30, 2004, the discount rate was 6.25% and was subsequently reduced to 5.70% on April 30, 2005. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.25 million. Pension expense was $5.3 million in 2005, $6.2 million in 2004 and $4.1 million in 2003.

Goodwill

Effective May 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 1 to the audited consolidated financial statements for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our reporting units is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customer to make required payments. For specific accounts on which we have information that the customer may be unable to meet its financial obligation (e.g., bankruptcy), a provision is recorded at time of occurrence. For all other accounts, percentages are applied to all receivables based upon the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of $0.3 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 8 to the audited consolidated financial statements.

Accounting for Employee Stock Compensation Plans

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”), which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Upon distribution of shares to settle account balances, which cannot occur until after employee termination, we have the obligation, upon participant request, to purchase the shares at the greater of the then current fair market value or an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which notice of exercise of the put right is delivered to the Company. Several valuation techniques, including a return on investment and weighted return on capital analyses, are performed to establish fair value. In addition, present value calculations of projected future income streams and discounted cash flow analyses are employed to develop estimated total enterprise and total equity values for us. Any changes to these assumptions and estimates could materially affect our obligation. See Note 10 to the audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Commodity Prices. The markets for our recovered paper products, particularly OCC, are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have had approximately an ($11.7) million effect on our operating income in 2005, although this would have been slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have had an approximate ($7.3) million effect on our operating income in 2005. We attempt to partially hedge our energy price risk by utilizing financial hedges and buying forward contracts for some of our future energy requirements.

Interest Rates/Cross Currency Interest Rate Swaps. We have cross-currency interest rate swap agreements with Fleet Bank and Wachovia Bank as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At April 30, 2005 and 2004, the fair value of the 2001 Swaps represented a liability of $22.4 million and $20.3 million, respectively. We recognized a $0.3 million charge in each of 2005 and 2004 as a result of hedge ineffectiveness related to these swap agreements. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate as do our Industrial Revenue Bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that a 1% increase in our interest costs would have had a ($0.8) million effect on our operating income in 2005.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the reporting period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our periodic reports that we file with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, as of April 30, 2005.

Name	Age	Position
Robert H. Mullen(1)(2)	52	Chief Executive Officer, President and Chairman of the Board

Edward K. Mullen(1)	82	Vice Chairman of the Board

William D. Harper	62	Senior Vice President, European Operations

Joseph E. Byrne	45	Vice President and Chief Financial Officer

David M. Ascher	52	Vice President, General Counsel and Secretary

Richard M. Poppe	50	Senior Vice President, Paperboard Mills

Philip B. Jones	56	Senior Vice President, Converted Products

Martin A. Chooljian(3)(4)(5)	75	Director

Joseph S. DiMartino(3)(4)(5)	61	Director

Benedict M. Kohl(1)(4)	73	Director

Fred H. Rohn(3)(5)	79	Director

Fred G. von Zuben(6)	67	Director

(1)	Member of Executive Committee
(2)	Elected Chairman of the Board on July 19, 2005
(3)	Member of Audit Committee
(4)	Member of Compensation Committee
(5)	Member of Nominating Committee
(6)	Retired as Chairman of the Board effective July 1, 2005

Robert H. Mullen—Chief Executive Officer, President and Chairman of the Board—Mr. Mullen joined The Newark Group in 1984 as Assistant Superintendent of a paper machine at our Haverhill Paperboard Mill. From 1984 to 1989, Mr. Mullen held various positions of increasing responsibility within our sales and operational organizations. In 1989, Mr. Mullen was appointed President of BCI and, in 1993, assumed responsibility for our

Newark Paperboard Products Division. He served as Chief Operating Officer from March 1996 to August 2004 and became President in December 2002. In August 2004, Mr. Mullen was named Chief Executive Officer and in July 2005, Chairman of the Board. Mr. Mullen graduated from Upsala College in 1977 with a B.A. in Philosophy and Physics. In 1984 he received an M.B.A. in Finance and Accounting from Columbia University Business School. Mr. Mullen is a member of the Regulatory Policy Committee of the AF&PA. Mr. Mullen is the son of Edward K. Mullen, our Vice Chairman and principal stockholder.

Edward K. Mullen—Vice Chairman of the Board—Mr. Mullen joined The Newark Group in 1958 after leaving Continental Can Co., where he was National Paperboard Sales Manager. In 1962, Mr. Mullen co-founded BCI, which merged with us in 1976. Mr. Mullen has served on the Board of Directors of the former National Paperboard Association and the American Paper Institute for 20 years. He is a named co-inventor of 12 patents dealing with paperboard structures used in books, loose-leaf covers and game boards, among others. Mr. Mullen is a graduate of the New York State College of Forestry at Syracuse University, where he earned a B.S. in Pulp and Paper Engineering. Mr. Mullen is the father of Robert H. Mullen, our Chief Executive Officer and one of our Directors.

William D. Harper—Senior Vice President, European Operations—Mr. Harper joined The Newark Group in 1985 as Vice President and Chief Financial Officer. In September 1998, Mr. Harper became Senior Vice President of European Operations before being named to his current position in January 2002. Prior to joining us, Mr. Harper worked for Anker Energy Corporation as Vice President and Chief Financial Officer and for Mellon Bank as a Vice President. Mr. Harper graduated from Indiana University in 1966 with a B.S. in Business Administration with a major in Finance.

Joseph E. Byrne—Vice President and Chief Financial Officer—Mr. Byrne joined The Newark Group in 1982 as Plant Accountant and Assistant Controller. In 1984, he joined Ernst & Young as a Senior Consultant concentrating on conceptual design of cost management and manufacturing systems. In 1988 he rejoined us in the role of Division Controller for our Paperboard Mill Division. He served as Manager, Corporate Finance from 1995 through 1997 and Corporate Controller from 1997 until he was appointed as Vice President, Planning and Finance and Treasurer in July 2000. In August 2004, Mr. Byrne was named Chief Financial Officer. He is a 1982 graduate of Georgetown College and holds a B.S. in Accounting. In 1999, he received an M.B.A. from the New York University Stern School of Business. He is a member of the American Finance Association and the Tax Committee of the AF&PA and holds certifications as a Certified Management Accountant and a Certified Public Accountant.

David M. Ascher—Vice President, General Counsel and Secretary—Mr. Ascher joined The Newark Group in January 1999 as Vice President and General Counsel and shortly thereafter was appointed Secretary. Mr. Ascher previously held corporate counsel positions of increasing responsibility with White Motor Corporation, Sea-Land Corporation, C.R. Bard, Inc. and Vickers America Holdings Inc. Prior to working as Corporate Counsel, he was in private practice in Cleveland, OH with the corporate law firm of Squire, Sanders & Dempsey. In 1973, he received a B.A. in Economics and Urban Systems Studies from the State University of New York at Buffalo. In 1975, he received a Masters of Community Planning from the University of Cincinnati, and, in 1978, he received a J.D. from the State University of New York at Buffalo School of Law. He is a member of the Ohio State Bar, the Association of Corporate Counsel and the General Counsel Committee of the AF&PA.

Richard M. Poppe—Senior Vice President, Paperboard Mills—Mr. Poppe joined The Newark Group in 1977 as a production trainee at our California paperboard mill and was promoted to his current position in 2001. Mr. Poppe is responsible for our 11 domestic paperboard mills. Previously he served in several capacities at different paperboard locations across the United States. He was transferred to Middletown Paperboard, then to Wisconsin Paperboard and then to Mobile Paperboard, where he served as General Manager until his 1995 promotion to West Coast Regional General Manager-Newark Mills. He is a 1977 graduate of the University of Nebraska in Lincoln with a B.S. in History. Mr. Poppe has been a member of the Recycled Paperboard Technical Association for over 15 years and is currently a member of the RPTA Board of Trustees.

Philip B. Jones—Senior Vice President, Converted Products – Mr. Jones joined the Newark Group as Vice President and General Manager of the Newark Paperboard Products Division Northeast Region in 1997 when we acquired the assets of his former employer. In 1998, he was promoted to his current position. He started his career in 1967 with a sales position for Penland Container, a division of The Clark Corporation, and left that company in 1974 as a Plant Manager. He then joined Yorktowne Papermills in York, Pennsylvania as Vice President of Operations for the Mercer Paper Tube Division until we acquired it in 1997. Mr. Jones attended York College in York, Pennsylvania. He has been a member of the Board of Directors for the Composite Can and Tube Institute since 1993, served on the Executive Committee from 1996-2002 and was President of the Institute during the 1999/2000 fiscal year.

Martin A. Chooljian—Director—Mr. Chooljian was elected to The Newark Group’s Board of Directors in 2000. Mr. Chooljian served for two years as a Procurement Officer in the United States Air Force, HQ Air Material Command with the rank of First Lieutenant from 1955-1957. His initial business experience was with Litton Industries from 1958-1964 where he rose to the position of Treasurer and Director of Administration. He then founded the Penn Corporation and was President of that organization from 1964-1986. From 1986 to the present he has been President of CH Capital Investments in Princeton, NJ. Mr. Chooljian graduated from Harvard College in 1952 with a B.A. degree. In 1954, he received an M.B.A. from the Harvard Business School. Mr. Chooljian is active in the Institute for Advanced Study, Trinity Counseling Service and the McCarter Theater Foundation.

Joseph S. DiMartino—Director—Mr. DiMartino was elected to The Newark Group’s Board of Directors in 2000. Since 1995, Mr. DiMartino has been the Chairman of the Board and a Director of The Dreyfus Family of Mutual Funds in New York City. He started his career as a bank officer in 1966 and in 1971 joined the Dreyfus Corporation as a portfolio manager. He became President, Chief Operating Officer and Director of The Dreyfus Corporation in October 1982. After Dreyfus merged with Mellon Bank in August 1994, Mr. DiMartino was elected to the board of directors of Mellon Bank and served in that capacity until his resignation from Dreyfus in December 1994. Between January 1995 and November 1997 he held the position of Chairman of the Board and Director for the Noel Group, Inc. Mr. DiMartino is a 1965 graduate of Manhattan College and attended New York University’s Graduate School of Business. Mr. DiMartino is a director and chairman of the compensation committee of Century Business Systems, Inc. and also a director and chairman of the audit committee of Levcor International, Inc.

Benedict M. Kohl—Director—Mr. Kohl was elected to The Newark Group’s Board of Directors in 1992. He has practiced law as a partner at the firm of Lowenstein Sandler PC since 1962. He served in the United States Army from 1955 to 1957, after which he worked at the United States Treasury Department until 1962, first in the Chief Counsel’s Office at Internal Revenue Service and then in the Office of Tax Legislative Counsel to the Secretary of the Treasury. Mr. Kohl received a B.A. from Brown University in 1952 and an LL.B. from Harvard Law School in 1955. He serves and has served on several boards of both business enterprises and charitable organizations.

Fred H. Rohn—Director—Mr. Rohn was elected to The Newark Group’s Board of Directors in 2000. He is a Managing General Partner at North American Venture Capital Fund. Until his retirement in 1990, he was a Senior Partner and Management Committee Member at the accounting firm of Touche Ross & Co., a predecessor of Deloitte & Touche. He received a B.A. from Colgate University and an M.B.A. from New York University. Mr. Rohn is a director of Franchise Concepts, Inc., Pratt-Read, Inc., Cornerstone Management Solutions, Inc. and American Venture Management Co., Inc. Previously he was a President of the New Jersey State Board of Certified Public Accountants.

Fred G. von Zuben—Director—Mr. von Zuben joined The Newark Group in 1973 as Sales Manager for Book Covers, Inc. (“BCI”), then one of our subsidiaries. While at BCI, Mr. von Zuben was responsible for developing its marketing and accounting structure. Mr. von Zuben became Chief Executive Officer in December 1998 and Chairman of the Board in December 2002. Mr. von Zuben also served as President from 1998 until December 2002. Mr. Von Zuben stepped down as Chief Executive Officer in August 2004. Mr. von Zuben was a member of the Board of Directors of the AF&PA and was the founding Chairman of the Paper Recycling Group. He also served on the Executive Committee of the Paper Recycling Coalition and on the 100% Recycled Paperboard Alliance. Mr. von Zuben was a member of the New Jersey Business and Industrial Association and the Executive Committee of The Park Avenue Foundation. Mr. von Zuben received a B.A. in Economics from Colgate University in 1963. In 1965 he graduated from Columbia University Business School with an M.B.A. in Marketing. Mr. Von Zuben retired as Chairman of the Board effective July 1, 2005, and remains a member of the Board of Directors.

Committees of the Board of Directors

Executive Committee. Effective July 19, 2005, at a meeting of the Board of Directors, the following individuals were elected to the Executive Committee: Messrs. R. Mullen, E. Mullen and Kohl. The Executive Committee is empowered by the Board of Directors to, subject to certain limitations set forth in our Bylaws, to exercise all of the authority of the Board of Directors.

Audit Committee. The Audit Committee is comprised of Messrs. Chooljian, DiMartino and Rohn. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of outside auditors and for the resolution of disputes between the outside auditors and the our management regarding financial reporting issues; and provide an open avenue of communication among the independent accountants, financial and senior management, and our Board of Directors.

Audit Committee Financial Expert. The Board of Directors has determined that Fred H. Rohn is an “audit committee financial expert”, as such term is defined by the SEC. As noted above, Mr. Rohn - as well as the other members of the Audit Committee - has been determined to be “independent” within the meaning of SEC regulations.

Independence of Audit Committee Members. All members of the Audit Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the SEC’s Rule 10A-3.

Compensation Committee. The Compensation Committee is comprised of Messrs. Chooljian, DiMartino and Kohl. The Compensation Committee periodically reviews and determines the amount and form of compensation and benefits payable to our principal executive officer and certain other management personnel.

Nominating Committee. The Nominating Committee is comprised of Messrs. Chooljian, DiMartino and Rohn. The Nominating Committee is empowered by the Board of Directors to, among other things, recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating Committee evaluates nominees recommended for the Board.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Ethics is available upon request to our General Counsel and Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Set forth in the following table is certain compensation information concerning our chief executive officer and our four most highly compensated executive officers, other than the chief executive officer, for the fiscal years ended April 30, 2005, 2004 and 2003.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation					Long Term Compensation	All Other Compensation(1)
		Salary		Bonus			Securities Underlying Options/SARs
Fred G. von Zuben Chairman of the Board(2)	2005 2004 2003	$ $ $	500,016 500,016 500,016	$ $	575,000 — 180,000		— — —	$ $ $	600 600 600
Robert H. Mullen President and Chief Executive Officer(3)(4)	2005 2004 2003	$ $ $	412,516 350,016 350,016	$	— 100,000 —		$214,900 — —	$ $ $	600 600 600
Edward K. Mullen Vice Chairman of the Board	2005 2004 2003	$ $ $	400,008 400,008 400,008	$	— — 135,000		— — —	$ $ $	600 600 600
William D. Harper Senior Vice President, European Operations	2005 2004 2003	$ $ $	335,233 270,000 264,672	$ $ $	24,000 48,000 377,411	(6) (5)	209,400 — —	$ $ $	600 600 600
Richard M. Poppe Senior Vice President, Paperboard Mills	2005 2004 2003	$ $ $	305,000 253,200 246,996	$ $ $	25,000 52,000 87,750	(6)	$214,900 — —	$ $ $	600 600 600

(1)	Represents contributions made by us pursuant to our 401(k) plan.
(2)	Effective July 1, 2005, Mr. Von Zuben retired as Chairman of the Board, and remains a member of the Board of Directors.

(3)	Effective August 2, 2004, Mr. von Zuben stepped down as Chief Executive Officer and Mr. R. Mullen was named as our Chief Executive Officer.
(4)	Mr. Mullen was elected Chairman of the Board on July 19, 2005.
(5)	This amount includes payments to Mr. Harper upon his return to the United States, for completion of his expatriate service in Spain.
(6)	Adjustment for duties assumed.

Option Grants in 2005

No options were granted to our chief executive officer or any of the executive officers named in the Summary Compensation Table during the fiscal year ended April 30, 2005.

Option Exercises and Holdings

Certain members of the executive officers named in the Summary Compensation Table above exercised options during the fiscal year ended April 30, 2005, the totals of which are shown in such table.

Defined	Benefit Pension Plans

We sponsor defined benefit pension plans covering substantially all of our employees in North America. As of April 30, 2005, the projected benefit obligation for the domestic defined benefit plans was approximately $115.9 million, while plan assets at fair value were approximately $78.4 million, yielding an under-funding of approximately $37.5 million. For the fiscal year ending April 30, 2005 we contributed $6.3 million to our defined benefit plans. We also expect to make a contribution of approximately $6.8 million for the fiscal year ending April 30, 2006. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions for those years could be higher than we expect.

PENSION PLAN TABLE

ANNUAL STRAIGHT LIFE ANNUITY BENEFIT

PAYABLE AT NORMAL RETIREMENT AGE (65)

	Years of Service
Final 10 Year Average Compensation	15	20	25	30	35
$125,000	$22,806	$31,031	$39,530	$48,413	$57,514
$150,000	$28,431	$38,531	$48,905	$59,663	$70,639
$175,000	$34,056	$46,031	$58,280	$70,913	$83,764
$200,000	$39,681	$53,531	$67,655	$82,163	$96,889
$225,000	$39,794	$53,681	$67,842	$82,388	$97,151
$250,000	$39,794	$53,681	$67,842	$82,388	$97,151
$300,000	$39,794	$53,681	$67,842	$82,388	$97,151
$400,000	$39,794	$53,681	$67,842	$82,388	$97,151
$450,000	$39,794	$53,681	$67,842	$82,388	$97,151
$500,000	$39,794	$53,681	$67,842	$82,388	$97,151

NOTE: The above amounts are not subject to any further offsets. Years of service are capped at 35 years.

Years of Credited Service and Current Compensation Covered for the Named Executive Officers

As of April 30, 2005

	Years of Credited Service	Current Compensation Covered for Plan Purposes
Fred G. von Zuben	32	$200,500
Robert H. Mullen	23	$200,500
Edward K. Mullen	47	$200,500
William D. Harper	20	$198,508
Richard M. Poppe	28	$200,500

Employee Stock Ownership Plan

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”) which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Upon distribution of shares to settle account balances, which cannot occur until after employee termination, we have the obligation, upon participant request, to purchase the shares at the greater of the then current fair market value or an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which notice of exercise of the put right is delivered to the Company (the “put value”). During the last three years, the put value has exceeded the current fair market value. The put value as of April 30, 2005 was $45.94 per share. At April 30, 2005, there were 668,442 allocated shares with an estimated redemption value of approximately $30.7 million. ESOP payments during the fiscal year ending April 30, 2005 were approximately $1.6 million. The estimated ESOP payments during the fiscal years ending April 30, 2006 and 2007 are estimated to be between $2.5 million and $3.5 million per year.

Stock Appreciation Rights

We have a non-qualifying Stock Option Plan under which we are authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the redemption value of our common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled. It is expected that holders will elect to exercise the SARs once vested. As of April 30, 2005, there were 25,000 options with tandem SARs outstanding with a weighted average exercise price of approximately $41.93, of which 14,000 options with tandem SARs, with a weighted average exercise price of $39.16, were exercisable. During the year ended April 30, 2005, no options with tandem SARs were issued, 95,000 were exercised, 5,000 were forfeited and none expired. The outstanding options with tandem SARs have exercise prices ranging from $33.93 to $49.53 per option or SAR, and have a weighted average remaining contractual life of 4.4 years.

We have a second employee stock compensation plan under which we grant SARs without options to certain employees. These SARs vest over a three-year period from the date of grant. As of April 30, 2005, there were 115,000 SARs outstanding with a weighted average exercise price of $47.24, of which 95,663, with a weighted average exercise price of $47.23, were exercisable. During the year ended April 30, 2005, 23,000 SARs with a weighted average price of $46.49 were issued, 20,333 SARs were exercised, 1,667 were forfeited, and none expired. The outstanding SARs have exercise prices ranging from $44.81 to $49.89 per SAR, and have a weighted average remaining contractual life of 1.5 years.

Compensation of Directors

During fiscal 2004, non-employee directors were paid $20,000 per year, plus $1,000 for each meeting of the Board of Directors attended. Non-employee directors did not receive additional compensation for serving on committees of the Board of Directors during fiscal 2004. Commencing with fiscal 2005, non-employee directors began receiving an additional $500 for each committee meeting attended, and the Chairman of our Audit Committee, Mr. Rohn, receives an additional $5,000 per year. Our directors who are employees receive no directors’ fees. Directors are also reimbursed their expenses for attendance at such meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2005, with respect to the beneficial ownership of our common stock by (i) each person known to us to beneficially hold five percent or more of our outstanding shares of common stock, (ii) each of our directors and each of our executive officers and (iii) all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, the address of each such person is c/o The Newark Group, Inc., 20 Jackson Drive, Cranford, New Jersey 07016.

	Amount and Nature of Beneficial Ownership(1)(2)
	Shares	Percentage
Beneficial Owner
Edward K. Mullen(3)	2,819,948	73.2%
The Newark Group, Inc. Employees’ Stock Ownership Plan	668,442	17.3
Fred G. von Zuben(4)	198,000	5.1
Robert H. Mullen	163,352	4.2
Richard M. Poppe	2,500	*
Joseph E. Byrne(5)	1,000	*
Philip B. Jones(5)	1,000	*
William D. Harper	—	—
David M. Ascher	—	—
Martin A. Chooljian	—	—
Joseph S. DiMartino	—	—
Benedict M. Kohl	—	—
Fred H. Rohn	—	—
All executive officers and directors as a group (12 persons)(2)(6)	3,185,800	82.7%

*	Less than 1% of the issued and outstanding shares of our common stock.
(1)	Each beneficial owner’s percentage ownership of common stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 30, 2005 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 30, 2005 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)	For each individual beneficial owner, does not include shares of common stock owned by The Newark Group, Inc. Employees’ Stock Ownership Plan for the benefit of such individual.

(3)	These shares of common stock are beneficially owned by Mr. Mullen or trusts for the benefit of members of his family.
(4)	Mr. Von Zuben has exercised his right to sell all of these shares to the Company, which transaction has not yet been consummated.
(5)	Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2005.
(6)	Includes 2,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2005.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Stock Option Plan and Stock Appreciation Rights Plan as of April 30, 2005. These plans were our only equity compensation plans in existence as of April 30, 2005.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
Equity Compensation Plans Approved by Shareholders	—		—	—
Equity Compensation Plans Not Approved by Shareholders	693,442	(1)	$46.68	175,000

TOTAL	693,442		$46.68	175,000

(1)	See Note 10 “Employee Stock Ownership Plan” and Note 11 “Employee Incentive Plans” included in the audited consolidated financial statements for the year ended April 30, 2005 commencing on page F-1 in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 30, 2005, we had loans outstanding to the following directors and executive officers:

Name	Loan Amount	Date of Loan	% Interest Rate	Maturity Date
Fred G. von Zuben	$100,000	5/1/03	1.53	4/30/06
Robert H. Mullen	$150,000	12/11/02	3.18	6/11/05
Matthew Mullen	$70,000	4/12/02	0.00	4/11/07

In 2004, Mr. von Zuben repaid $420,000 to us in full satisfaction of two loans made to him by us. Subsequent to April 30, 2005, Mr. R. Mullen repaid his loan amount.

We lease our corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by Fred G. von Zuben and Robert H. Mullen. For each of the fiscal years ended April 30, 2005 and 2004, the amounts paid to that company under the lease were $348,000. The lease expires in December 2013. We also have an option to purchase the property. We believe that the rent that we are paying is at fair market value.

Pursuant to an agreement dated May 1, 1980, as amended, the Company’s former Chairman of the Board may require the Company to repurchase, or the Company may require him to sell to the Company, all of the Company’s common stock owned by him upon his termination of employment and for a period three years thereafter. The purchase price will be the then fair market value per share as determined by the independent appraiser engaged to determine the fair market value for purposes of the Company’s employee stock ownership plan. The purchase price will be paid 10% down and the balance by a subordinated note, with interest at the prime rate as in effect from time to time during the 10-year term of the note. As of April 30, 2005 and 2004, there were 198,000 shares subject to this agreement with a redemption value of $7,710 and $9,205, respectively. The Company classifies the redemption value, which represents its maximum obligations, as temporary equity on the consolidated balance sheets, with an offsetting amount to retained earnings. The former Chairman announced his retirement effective July 1, 2005. Within 30 days of his retirement, he has the right to “put” the shares to the Company at which time these shares will be reclassified from temporary equity to a liability. If he does not “put” the shares to the Company within 30 days of his retirement, the Company has the right to call the shares during the subsequent 30-day period. Both the “put” and the “call” rights expire three years from the date of termination of employment (see Notes 18 and 19 to the audited consolidated financial statements contained within this Annual Report on Form 10-K).

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2005, the potential payments under the agreement range from $0 to $2,400 (see Note 18 to the audited consolidated financial statements contained within this Annual Report on Form 10-K).

In the future, transactions with our officers, directors and affiliates are anticipated to be minimal and will be approved by a majority of our Board of Directors, including a majority of the outside members of our Board of Directors, and will be made on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by our independent accountants, Deloitte & Touche LLP (“D&T”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees billed or expected to be billed to us by D&T for the audit of the financial statements included in our Annual Report on Form 10-K for the fiscal years ended April 30, 2005 and 2004 totaled approximately $1,167,759 and $1,022,721, respectively.

Audit-Related Fees. We were billed $182,681 and $542,245 by D&T for the fiscal years ended April 30, 2005 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above and relate to D&T’s work in connection with our offering of the Notes and their annual audit of our pension plans.

Tax Fees. We were billed an aggregate of $221,209 and $179,150 by D&T for the fiscal years ended April 30, 2005 and 2004, respectively, for tax services, principally advice regarding the preparation of income tax returns and tax planning.

All Other Fees. We were billed an aggregate of $0 and $43,439 by D&T for the fiscal years ended April 30, 2005 and 2004, respectively, for non-audit services in connection with litigation in which we were a party and due diligence related to acquisitions and disposals of assets.

Other Matters. The Audit Committee has considered whether the provision of the Audit-Related Fees and Tax Fees are compatible with maintaining the independence of our principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)	Documents included in this report:

(b)	Reports on Form 8-K:

None

(c)	Exhibits:

Exhibits designated by the symbol “*” are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits are available from us upon written request to our General Counsel and Secretary at our executive offices located at 20 Jackson Drive, Cranford, New Jersey 07016 upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Securities and Exchange Commission (the “Commission”) on September 7, 2004)

3.2 *	Amended and Restated By-laws

4.1	Indenture dated March 12, 2004 between The Newark Group, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

4.2	Rule 144A Global Note relating to the 9 3/4 % Senior Subordinated Notes due 2014 of The Newark Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

4.3	Regulation S Global Note relating to the 9 3/4% Senior Subordinated Notes due 2014 of The Newark Group, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.1	The Newark Group, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.2	The Newark Group, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.3	The Newark Group, Inc. Employees’ Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.4	Purchase Agreement dated as of March 5, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.5	Registration Rights Agreement dated as of March 12, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.6	Credit Agreement, dated as of March 12, 2004, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.7 *	First Amendment to Credit Agreement, dated July 21, 2005, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

10.8 *	Stock Restriction/Purchase Agreement, dated May 1, 1980, among The Newark Group, Inc. and Fred G. von Zuben

10.9 *	Amendment to Stock Restriction/Repurchase Agreement, dated March 1, 1995, between The Newark Group, Inc. and Fred G. von Zuben

10.10 *	Amendment No. 2 to Stock Restriction/Repurchase Agreement, dated August 1, 2004, between The Newark Group, Inc. and Fred G. von Zuben

10.11 *	Death Benefit Agreement, dated November 29, 1999, among The Newark Group, Inc. and Edward K. Mullen

14.1	The Newark Group, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

21.1	Subsidiaries of The Newark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on October 22, 2004)

31.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWARK GROUP, INC.
(Registrant)

By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President
and Chairman of the Board

By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Vice President and Chief Financial Officer

Dated: July 27, 2005.

IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date
/s/ Robert H. Mullen Robert H. Mullen	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	July 27, 2005

/s/ Joseph E. Byrne Joseph E. Byrne	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2005

/s/ Edward K. Mullen Edward K. Mullen	Vice Chairman of the Board	July 27, 2005

/s/ Martin A. Chooljian Martin A. Chooljian	Director	July 27, 2005

/s/ Joseph S. DiMartino Joseph DiMartino	Director	July 27, 2005

/s/ Benedict M. Kohl Benedict M. Kohl	Director	July 27, 2005

/s/ Fred H. Rohn Fred H. Rohn	Director	July 27, 2005

/s/ Fred G. von Zuben Fred von Zuben	Director	July 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Newark Group, Inc.

Cranford, New Jersey

We have audited the accompanying consolidated balance sheets of The Newark Group, Inc. and subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Newark Group, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended April 30, 2003, the Company changed its method of computing depreciation from an accelerated method to a straight-line method.

As discussed in Note 3 to the consolidated financial statements, during the year ended April 30, 2005, the Company changed its method of accounting for its last-in, first-out (“LIFO”) inventory and, retroactively, restated the 2004 and 2003 financial statements for the change.

/s/    Deloitte & Touche LLP

Parsippany, New Jersey

July 26, 2005

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2005 AND 2004

(Dollars in Thousands, Except Share Data)

	2005	2004
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,991	$2,003
Marketable securities	—	45
Accounts receivable (less allowance for doubtful accounts of $6,356 and $6,326, respectively)	119,815	115,221
Inventories	61,760	58,604
Other current assets	3,840	13,893

Total current assets	188,406	189,766

RESTRICTED CASH	131	131
PROPERTY, PLANT AND EQUIPMENT – NET	320,947	333,217
GOODWILL	47,256	45,353
LONG-TERM INVESTMENTS	16,776	14,513
OTHER ASSETS	26,568	22,527
ASSETS OF DISCONTINUED OPERATIONS	—	1,368

TOTAL ASSETS	$600,084	$606,875

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,068	$85,040
Current portion of long-term debt	2,621	3,147
Income taxes and other taxes payable	2,979	395
Accrued salaries and wages	14,183	13,887
Other accrued expenses	13,981	18,989

Total current liabilities	118,832	121,458

SENIOR DEBT	79,097	76,445
SUBORDINATED DEBT	175,599	176,197
DEFERRED INCOME TAXES	5,073	12,159
PENSION OBLIGATION	27,980	22,268
SWAP OBLIGATION	22,399	20,304
OTHER LIABILITIES	6,435	7,144
OTHER LIABILITIES OF DISCONTINUED OPERATIONS	—	138
MINORITY INTEREST	92	87

Total liabilities	435,507	436,200

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (866,442 and 899,873 shares, respectively)	38,418	41,835

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 and 6,000,000 shares at April 30, 2005 and 2004, respectively	60	60
Additional paid-in capital	374	249
Retained earnings	190,330	188,085
Accumulated other comprehensive loss	(12,354)	(8,858)
Treasury stock, 2,152,758 shares and 2,121,121 shares, respectively, at cost	(52,251)	(50,696)

Total permanent stockholders’ equity	126,159	128,840

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$600,084	$606,875

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
		(As Restated)	(As Restated)
NET SALES	$882,084	$787,607	$798,230
COST OF SALES	778,393	694,395	699,603

Gross profit	103,691	93,212	98,627

OPERATING EXPENSES:
Selling, general and administrative	85,144	87,086	80,036
Restructuring and impairments	1,710	11,978	11,578

Total operating expenses	86,854	99,064	91,614

OPERATING INCOME (LOSS)	16,837	(5,852)	7,013

OTHER (EXPENSE) INCOME:
Interest expense	(25,075)	(16,856)	(9,394)
Interest income	109	142	260
Equity in income of affiliates	2,054	1,217	1,512
Loss on extinguishment of debt	—	(10,824)	—
Other income (expense) – net	3,963	(421)	1,955

Total other expense	(18,949)	(26,742)	(5,667)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,112)	(32,594)	1,346

INCOME TAX (BENEFIT) EXPENSE	(999)	(16,275)	575

MINORITY INTEREST (NET OF TAX)	—	—	(4)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)	(1,113)	(16,319)	767

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	(59)	—	(1,802)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NET OF TAX)	(1,172)	(16,319)	(1,035)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	14,604

NET (LOSS) EARNINGS	$(1,172)	$(16,319)	$13,569

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
		(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1,172)	$(16,319)	$13,569
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	(14,604)
Loss on extinguishment of debt	—	10,824	—
Depreciation and amortization	32,862	31,524	28,176
Impairment of assets	1,073	6,851	5,852
Gain on sale of marketable securities	(6)	—	—
(Gain) loss on sale of property, plant and equipment	(536)	(337)	701
Earnings from discontinued operations	—	—	(385)
Loss on sale of discontinued operations	99	—	2,187
Equity in income of affiliates	(2,054)	(1,217)	(1,512)
Loss due to hedge ineffectiveness	348	302	—
Proceeds from dividends paid by equity investments in affiliates	1,122	550	781
(Benefit) provision for deferred income taxes	(4,541)	(17,582)	15,111

Changes in assets and liabilities excluding the effects of acquisitions:
Increase in accounts receivable	(1,795)	(405)	(1,611)
(Increase) decrease in inventories	(2,285)	(1,290)	567
Decrease (increase) in other current assets and prepaids	3,304	5,442	(13,794)
Decrease (increase) in other assets	259	(1,118)	(3,241)
Increase in accounts payable and accrued expenses	785	11,752	11,890
Decrease in other liabilities	(4,148)	(1,050)	(15,703)

Net cash provided by operating activities	23,315	27,927	27,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	44	—	—
Investment in equity affiliates	—	(2,383)	—
Business acquisitions	—	(586)	—
Capital expenditures	(18,158)	(24,636)	(53,818)
Proceeds from sale of discontinued operations	1,175	—	17,300
Proceeds from sale of property, plant and equipment	2,309	4,552	618
(Increase) decrease in restricted cash	—	(131)	125

Net cash used in investing activities	(14,630)	(23,184)	(35,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(6,809)	(156,798)	(23,698)
Proceeds from long-term debt	7,795	176,551	28,561
Deferred financing costs	—	(11,594)	—
Cash paid for make whole premium	—	(9,861)	—
(Decrease) increase in cash overdraft	(5,961)	(3,973)	11,743
Proceeds from issuance of common stock	125	—	—
Purchase of treasury stock	(1,555)	(4,517)	(3,257)

Net cash (used in) provided by financing activities	(6,405)	(10,192)	13,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,292)	445	1,449

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	988	(5,004)	7,007

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,003	7,007	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,991	$2,003	$7,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$26,726	$12,556	$12,843

Income Taxes:
Paid	$1,547	$3,413	$4,327

(Refunded)	$–	$(187)	$(8,135)

BUSINESS ACQUISITIONS, NET OF CASH ACQUIRED:
Inventory	$—	$(71)	$—
Other Current Assets	—	(380)	—
Property, Plant and Equipment	—	(135)	—

NET CASH PAID FOR ACQUISITIONS	$—	$(586)	$—

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2003, 2004 AND 2005

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE AS OF MAY 1, 2002 (as restated)	$134,633	$(3,174)	$(42,922)	$180,420	$249	$60
Net earnings (as restated)	13,569	—	—	13,569	—	—	$13,569
Change in temporary equity subject to put rights	2,399	—	—	2,399	—	—
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities available for sale (net of taxes of $1)	(2)	(2)	—	—	—	—	(2)
Foreign currency translation adjustments (net of taxes of $1,578)	2,367	2,367	—	—	—	—	2,367
Minimum pension liability adjustments (net of taxes of $6,009)	(9,014)	(9,014)	—	—	—	—	(9,014)
Change in fair value of cash flow hedges (net of taxes of $1,553)	(2,329)	(2,329)	—	—	—	—	(2,329)
Purchase of treasury stock, at cost	(3,257)	—	(3,257)	—	—	—	—

BALANCE APRIL 30, 2003 (as restated)	138,366	(12,152)	(46,179)	196,388	249	60	$4,591

Net loss (as restated)	(16,319)	—	—	(16,319)	—	—	$(16,319)
Change in temporary equity subject to put rights	8,016	—	—	8,016	—	—	—
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities available for sale (net of taxes of $4)	6	6	—	—	—	—	6
Foreign currency translation adjustments (net of taxes of $691)	1,037	1,037	—	—	—	—	1,037
Minimum pension liability adjustments (net of taxes of $2,019)	3,029	3,029	—	—	—	—	3,029
Change in fair value of cash flow hedges (net of taxes of $519)	(778)	(778)	—	—	—	—	(778)
Purchase of treasury stock, at cost	(4,517)	—	(4,517)	—	—	—	—

BALANCE APRIL 30, 2004 (as restated)	128,840	(8,858)	(50,696)	188,085	249	60	$(13,025)

Net loss	(1,172)	—	—	(1,172)	—	—	$(1,172)
Change in temporary equity subject to put rights	3,417	—	—	3,417	—	—	—
Other comprehensive income (loss), net of tax:
Realization of previously unrealized losses on marketable securities sold (net of taxes of $3)	(4)	(4)					(4)
Foreign currency translation adjustments (net of taxes of $686)	1,009	1,009	—	—	—	—	1,009
Minimum pension liability adjustments (net of taxes of $2,359)	(3,539)	(3,539)	—	—	—	—	(3,539)
Change in fair value of cash flow hedges (net of taxes of $641)	(962)	(962)	—	—	—	—	(962)
Issuance of common stock	125	—	—	—	125	—	—
Purchase of treasury stock, at cost	(1,555)	—	(1,555)	—	—	—	—

BALANCE APRIL 30, 2005	$126,159	$(12,354)	$(52,251)	$190,330	$374	$60	$(4,668)

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

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted within the United States of America (“GAAP”) and include the accounts of the Company and all of its wholly owned subsidiaries. The preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-based Compensation – In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock Based Compensation,” the Company accounts for employee stock options and stock appreciation rights based upon the fair value method of accounting for equity instruments which results in the recording of compensation expense in the Company’s financial statements.

Property, Plant and Equipment – Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. There was no interest capitalized in 2005 or 2004, whereas $4,516 was capitalized in 2003.

During the fiscal year ended April 30, 2003, the Company changed its method of depreciating property, plant and equipment from an accelerated method of depreciation to the straight-line method. Management believes the new method is preferable because it provides a better matching of costs. This change is recorded as a cumulative effect of a change in accounting principle and increased earnings in the year ended April 30, 2003 by $14,604 (net of $9,227 of taxes). The effect of the change in 2003 was to decrease net earnings by approximately $2,236. Additionally, the Company revised its estimate of depreciable lives, which increased 2003 net earnings by $5,153 (net of $3,171 of taxes). Substantially all assets are depreciated by the straight-line method over the estimated useful lives, which range from three to twenty years for machinery and equipment and range from fifteen to thirty-nine years for buildings and leasehold improvements. Depreciation and amortization on leasehold improvements are calculated based on the assets’ useful lives or the lease term, whichever is shorter.

Inventories – All inventories are valued using the first-in, first-out (“FIFO”) costing method, and are carried at the lower of cost or market. With respect to inventories, market is deemed as replacement cost or net realizable value (see Note 3).

Income Taxes – Pursuant to FAS 109 “Accounting for Income Taxes” (“FAS 109”), the Company provides for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to reverse. In establishing reserves against net operating loss assets, the Company assesses recoverability based upon operating forecasts and the resultant expected utilization of those assets.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Goodwill and Other Intangible Assets – Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is no longer being amortized but is reviewed for impairment annually or whenever an event or circumstance changes that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying business as of November 1 of each year. There was no impairment of goodwill in 2005 or 2004.

Changes in the carrying amount of goodwill for the years ended April 30, 2005 and 2004 are as follows:

	Paperboard Segment	Converted Segment	International Segment	TOTAL
Goodwill Balance at April 30, 2003	$19,622	$—	$23,777	$43,399
Adjustments to purchase price	30	—	—	30
Foreign exchange	—	—	1,924	1,924

Goodwill Balance at April 30, 2004	19,652	—	25,701	45,353
Foreign exchange	—	—	1,903	1,903

Goodwill Balance at April 30, 2005	$19,652	$—	$27,604	$47,256

Foreign Currency Translation – The functional currency of the Company’s European subsidiary is the Euro; the functional currency of its Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate while revenues and expenses are translated daily or quarterly at the average exchange rate for each month. The resulting translation adjustments are made directly to accumulated other comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in earnings as they occur. The Company recognized a currency gain of $380 in 2005 and currency losses of $46 and $1,019 in 2004 and 2003, respectively, in the consolidated statements of operations. The Euro exchange rate at April 30, 2005 was $1.287 U.S. Dollar/Euro. The Canadian Dollar exchange rate at April 30, 2005 was $0.7948 U.S. Dollar/Canadian Dollar.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $4,589 and $10,550 as of April 30, 2005 and 2004, respectively.

Marketable Securities – All of the Company’s investments, primarily investments in stocks and bonds, are classified as available-for-sale securities. The investments in marketable securities are reported at their fair value with unrealized gains and losses included in accumulated other comprehensive gain (loss), net of tax. Net proceeds from the sale of securities during the year ended April 30, 2005 were $44, resulting in a realized gain of $6. At April 30, 2004, these securities had a fair value of $45 and cost of $38. There were no proceeds from the sale of securities during the years ended April 30, 2004 and 2003. As of April 30, 2005, the Company did not hold any marketable securities. Realized gains (losses) from securities are computed using the specific identification method.

Impairment of Long-Lived Assets – The Company evaluates the recovery of long-lived assets to be “held and used” by measuring the carrying value of these assets against their fair value which is determined by the estimated undiscounted future cash flows associated with them. Long-lived assets classified as “held for sale” are measured at the lower of their carrying amount or fair value less cost to sell. For the years ended April 30, 2005 and 2004, the Company incurred an impairment of $1,025 and $5,587, respectively. For the year ended April 30, 2003, the Company did not incur any impairment. (Refer to Note 8).

Derivative Instruments – From time to time, the Company enters into derivative instruments with third-party institutions to hedge its exposure to interest rate, foreign currency exchange and certain energy price risks. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are recorded currently in earnings together with changes in the fair value of the hedged item attributable to the ineffective portion of the hedge; ineffectiveness, if any, is recorded currently in earnings. At April 30, 2005, the Company was a party to two cross-currency interest rate swaps, as well as energy price hedges, which are designated as cash flow hedges of the Company’s intercompany receivable from a foreign subsidiary. Unrealized gains or losses on these swaps are reclassified to earnings when the hedged item impacts earnings.

Common stock subject to put rights – The Company reflects its maximum possible cash obligation related to securities as temporary equity to the extent conditions could exist whereby holders of these securities could demand cash. Such conditions are triggered only upon employee termination and the payments due will be made ratably over five and ten year periods, as discussed in Notes 10 and 18.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Reclassification – Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”) that provides guidance on the application of FAS 109 to the provision within the Act that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows enterprises time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. FSP 109-2 was effective December 2004 and did not have any effect on the Company’s financial results. The Company is currently evaluating the effects that FSP 109-2 may have on its 2006 financial statements, but does not expect any effects to be material.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of the compensation cost will be measured based on the fair value of the equity or liability instruments issued. This statement is to become effective beginning with the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the effects that FAS 123(R) will have on its financial results but does not expect these effects to be material.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Non-monetary Assets.” This statement amends APB Opinion No. 29, “Accounting for Non-monetary Assets,” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this statement is for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this statement will have a material impact on the financial statements.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period expense rather than as part of inventory costs. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effects of this statement are required to be reflected in financial statements for fiscal years beginning after June 15, 2005, although application is permitted in fiscal years beginning after November 2004. The Company does not believe the application of FAS 151 will have a material affect on its inventory valuation methodologies.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 51”, which was revised in December 2003 (“FIN 46-R”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46-R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not have any investments that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R did not have an impact on the Company’s financial position or results of operations.

3.	INVENTORIES

Prior to November 1, 2004, the Company used the last-in, first-out (“LIFO”) method of costing inventory for most of its North American operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, the Company changed its method of accounting for its LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet, and provides a uniform costing method across the Company’s business segments. The effect of the change on net loss for the year ended April 30, 2005 was a decrease of $2,145. In accordance with GAAP, the prior period consolidated financial statements presented have been restated to retroactively apply the FIFO method of accounting as depicted in the following table:

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Fiscal Year Ended April 30, 2004 (1)			Fiscal Year Ended April 30, 2003
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cost of Sales	$693,682	$713	$694,395	$700,270	$(667)	$669,603
(Loss) Earnings from Continuing Operations	$(31,881)	$(713)	$(32,594)	$679	$667	$1,346
Net (Loss) Income	$(17,656)	$1,337	$(16,319)	$13,169	$400	$13,569

Inventories	$53,379	$5,225	$58,604	$53,864	$2,996	$56,860

(1)	The adjustment to Net (Loss) Income for this period includes the reversal of a loss from a cumulative effect of a change in accounting principle of $1,765, net of tax, relating to a change in LIFO inventory pricing methodologies.

Inventories consist of the following:

	April 30,
	2005	2004
		(As Restated)
Raw Materials	$22,629	$21,212
Finished Goods	35,963	36,515
Other Manufacturing Supplies	3,168	877

	$61,760	$58,604

4.	ACCOUNTS RECEIVABLE

	April 30,
	2005	2004
Accounts Receivable	$126,171	$121,547
Allowance for Doubtful Accounts	(6,356)	(6,326)

	$119,815	$115,221

During the years ended April 30, 2005, 2004 and 2003, the Company recorded bad debt expense of $1,887, $4,875 and $2,074, respectively. These amounts are included within Selling, general and administrative in the consolidated statements of operations. The increase in the amount of bad debt expense for the year ended April 30, 2004 was a result of one of the Company’s long-standing folding carton customers filing for Chapter 11 Bankruptcy protection.

5.	PROPERTY, PLANT AND EQUIPMENT

	April 30,
	2005	2004
Land	$20,851	$20,664
Buildings and Leasehold Improvements	109,317	107,801
Machinery and Equipment	514,759	506,967

Gross Property, Plant and Equipment	644,927	635,432
Less Accumulated Depreciation	(323,980)	(302,215)

Net Property, Plant and Equipment	$320,947	$333,217

Depreciation expense for the years 2005, 2004 and 2003 was $31,050, $29,467 and $27,693, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	LONG-TERM DEBT

	April 30,
	2005	2004
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	9,009	4,595
Industrial Revenue Bonds (3)	70,780	72,415
Subordinated Notes (4)	1,077	1,556
All other (5)	1,451	2,223

Total Debt	257,317	255,789

Less Current Portion	(2,621)	(3,147)

Long-Term Debt	$254,696	$252,642

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of April 30, 2005, the Company has $83,383 in letters of credit obligations outstanding ($72,033 of which has been used to enhance security for the industrial revenue bonds), $9,009 in loans outstanding and $57,608 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, either (1) Prime plus a spread of 1% to 2% or (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% depending on the type of borrowing. The rate of interest (4.86% as of April 30, 2005) is subject to interest base requirements established by leverage ratios. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,750, Mobile IRB of $5,365, Natick IRB of $60, Ohio IRB of $15,500, and Massachusetts IRBs of $48,105 as of April 30, 2005. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031, with interest rates ranging from 2.99% to 5.75% that are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.
(4)	The Company issued a subordinated note to a stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the rate of 5% per year, payable quarterly. As of April 30, 2005, the note outstanding is $1,077 and is due June 2007. This debt is classified in Subordinated Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.
(5)	All other consists primarily of a loan with Toronto Dominion Bank for $1,032. The loan bears interest at the prime rate plus 0.75% (the prime rate is 5.75% as of April 30, 2005), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.

Aggregate annual principal payments applicable to debt for the next five years and thereafter are as follows:

Year Ending April 30,	Total
2006	$2,621
2007(1)	11,491
2008	2,180
2009	2,151
2010	2,291
Thereafter	236,583

$257,317

(1)	Includes $9.0 million due under revolving credit facility.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $25.0 million maximum level of annual capital expenditures and certain leverage ratios. As of April 30, 2005, we were in compliance with these financial covenants. We were not, however, in compliance with a covenant related to the limitation of amounts paid under operating lease obligations. On July 21, 2005, we entered into a First Amendment to allow a one-time waiver of this limitation and to amend the agreement to increase operating lease limits, as well as to clarify restricted payments as of April 30, 2005. As a result of this waiver and amendment, we were in compliance with all covenants as of April 30, 2005

Assets pledged as collateral include substantially all domestic machinery, equipment and receivables, as well as inventories and certain real estate.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At April 30, 2005 and 2004, the fair value of the swaps represented a liability of $22,399 and $20,304, respectively. The Company has recognized a charge of $348 and $302 within Other income (expense) – net on the consolidated statements of operations, related to hedge ineffectiveness, during the years ended April 30, 2005 and 2004, respectively.

With the exception of the cross-currency interest rate swaps, the Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage interest rate risk, foreign currency exchange risks and certain energy price risks. The Company is exposed to credit losses in the event of non-performance by the counterparties to its derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

7.	INCOME TAXES

The company has recorded a deferred tax asset relating to operating loss carry-forwards and tax credits for federal, foreign, and state purposes of $52,436 and $45,454 as of April 30, 2005 and 2004.

The federal net operating losses of $116,309, as of April 30, 2005, can be carried forward for twenty years and have expiration dates of April 30, 2023 and 2025. State net operating losses of $138,135 have expiration dates ranging from April 30, 2007 through April 30, 2025. Foreign net operating losses of $1,656 can be carried forward indefinitely; foreign net operating losses and credits of $21,153 have expiration dates ranging from April 30, 2008 to April 30, 2020.

Realization of the asset is dependent upon generating sufficient taxable income in future periods. Due to the uncertainty of the realization of certain state and foreign tax carry forwards the Company has a valuation allowance of $6,596 and $6,408 as of April 30, 2005 and 2004, respectively. This is a net increase of $188 which is comprised of a decrease of $1,646 as a result of earnings at Fibor which previously had a history of losses and an increase of $1,834 for entities with a history of losses.

The components of income tax (benefit) expense are as follows:

	April 30,
	2005	2004	2003
Current:
Federal	$—	$—	$(17,019)
State	40	(190)	(165)
Foreign	3,502	1,497	2,648

	3,542	1,307	(14,536)

Deferred:
Federal	(4,136)	(17,773)	15,710
State	(802)	665	101
Foreign	397	(474)	(700)

	(4,541)	(17,582)	15,111

Income Tax (Benefit) Expense	$(999)	$(16,275)	$575

Effective Tax Rate	(47.3)%	(52.3)%	42.7%

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The reconciliation between the statutory federal tax rate and the Company’s effective income tax rate are as follows:

	April 30,
	2005	2004	2003
Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(23.5)	(6.1)	4.8
Foreign tax rate differential/earnings repatriation	(4.3)	(8.1)	5.2
Meals & Entertainment	11.1	0.4	—
Officers’ Life	11.3	0.2	0.3
Other, net	(6.9)	(3.7)	(2.6)

Effective tax rate	(47.3)%	(52.3)%	42.7%

The components of net deferred tax asset and liability are as follows:

	April 30,
	2005	2004
Current:
Loss Carry forwards / Credits	$1,041	$8,226
Allowance for Doubtful Accounts	535	1,216
Inventory Reserve	242	197
Vacation Pay Reserve	2,250	1,999
Other	229	1,917

Current Deferred Tax Asset	4,297	13,555

Non-Current:
Loss Carry-forward	58,086	37,228
Pension Costs	9,752	8,442
Cash Flow Hedge	1,055	480
SARs	1,170	—
Other	182	—

Non-Current Deferred Tax Asset	70,245	46,150

Total Deferred Tax Assets	74,542	59,705
Valuation Allowance	(6,596)	(6,408)

Total Deferred Tax Assets, Net of Valuation Allowance	67,946	53,297

Current Liability
LIFO adjustment	(1,507)	(2,090)
Dividend repatriation	(2,252)	—

	(3,759)	(2,090)

Non-Current Liability:
Property, Plant and Equipment	(54,000)	(50,447)
Goodwill	(4,954)	(4,000)
Other	(2,855)	(1,192)

	(61,809)	(55,639)

Total Deferred Tax Liability	(65,568)	(57,729)

Net Deferred Tax Asset (Liability)	$2,378	$(4,432)

Net current deferred tax assets of $1,041 and $7,726 are included in other current assets as of April 30, 2005 and 2004, respectively. Net current deferred tax liabilities of $503 are included in current liabilities and net long-term deferred tax assets of $6,914 are included within other assets as of April 30, 2005.

The Company has provided for United States deferred income taxes on $6,434 of earnings of its foreign subsidiaries because it intends to repatriate these earnings during the next fiscal year. All other foreign earnings are intended to be reinvested indefinitely. As of April 30, 2005, such earnings are $31,555.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	RESTRUCTURING AND IMPAIRMENTS

2005 Restructuring

The Paperboard segment incurred charges of $1,309. The total charges include amounts related to the closing of our facility located in Sunrise, FL, and are net of $410 the Company received in its second fiscal quarter from the sale of certain water/sewer discharge rights. The Sunrise facility was suffering from continued operating losses which resulted from the weakened recovered paper market in Europe. The Company’s senior management decided to close the facility in belief that the European markets would not be experiencing a turnaround in the near future. The other remaining restructured locations in this segment had appraisals performed by experienced engineers of the Company to determine the fair value of the facilities. The markets for used equipment could not support the net book value and an impairment charge was taken. The remaining charges relate to continuing costs to exit these facilities that were incurred in 2005. The Company sold its paperboard mill in Gardiner, ME in a transaction that closed on March 17, 2005. The gross proceeds on the sale were $130, resulting in a loss of $18. This mill was closed in October 2001 after operating on a limited basis for several months due to an overall slowdown in the Paperboard segment.

The Converted Products segment incurred net charges of $401, which include charges to shut down facilities located in Kountze, TX and Stockton, CA, as well as a gain from the sale of its Vancouver, WA plant. On November 16, 2004, the Company entered into a Purchase and Sale Agreement for the sale of the Vancouver plant and the closing occurred on April 14, 2005. The gross proceeds on the sale were $2,250, resulting in a gain of $896. This facility was closed in September 2003 as a result of consolidation of operations. Excluding the Vancouver sale, total restructuring charges in this segment were $1,297, of which $314 relates to asset impairment. Dismantling charges of $729 and severance charges of $254 occurred primarily at the facility located in Kountze, TX. This facility was closed upon senior management’s determination that it was not feasible to withstand this plant’s continued operating losses. The Stockton plant shut-down was the result of consolidation of operations in the California area and the shifting of business to other facilities.

2004 Restructuring

Restructuring costs incurred resulted from one facility in the Paperboard Segment and two facilities within the Converted Products Segment. The Paperboard Segment facility is located in Newark, NJ and is currently being utilized by other Newark, NJ facilities. Of the total reported 2004 restructuring, costs for this facility were $2,292 with $587 relating to impairment of property, plant and equipment. Fair value was assessed using the best available evidence provided by experienced engineers of the Company. There were 56 severed employees, who were primarily hourly employees. The balance of $7,248 of the 2004 charges in the Paperboard Segment related to facilities restructured in prior years, which includes $805 for the impairment of raw material inventories that could not be utilized at other facilities within the Company. Restructured locations within the Converted Products Segment are located in Vancouver, WA and Dallas, TX. The Company has sold its Vancouver location (see above) and has exited its leased facility in Dallas. Restructuring costs for the Converted Products facilities amounted to $1,130. There were 46 severed employees, who were primarily hourly employees.

2003 Restructuring

During its fiscal year ended April 30, 2003 the Company closed three facilities that were operations within the Paperboard Segment. The Company’s senior management deemed that the financial investments required to bring these three operations to a profitable position could not be justified. Additionally, the Company moved to focus its mills in areas where they had a competitive advantage and remove from them two primary grades: coated board for folding cartons and gypsum facing paper for wallboard. The remainder of the business was moved to alternate locations within the Paperboard Segment and raised the utilization rate from 90% to 96%. There were 330 severed employees, who were primarily hourly employees. In order to determine machinery and equipment impairment, fair value was assessed using best available evidence provided by experienced engineers of the Company. In fiscal 2004, management made the decision to make certain of these facilities available for sale upon the completion of on-going site clean up. Consequently, a third party appraisal was performed which indicated real estate impairment. During fiscal 2004, the Company booked $3,445 of impairment relating to the 2003 restructured locations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and other charges incurred in 2005, 2004, and 2003 are as follows:

	Paperboard	Converted Products	Corporate	Total
2005 Charges
Severance	$205	$254	$—	$459
Dismantling, Mothballing & Other	481	(167)	—	314
Asset Impairment	623	314	—	937

Total Charges	$1,309	$401	$—	$1,710

2004 Charges
Severance	$1,263	$353	$—	$1,616
Dismantling, Mothballing & Other	3,193	643	—	3,836
Asset Impairment	5,084	134	1,308	6,526

Total Charges	$9,540	$1,130	$1,308	$11,978

2003 Charges
Severance	$4,806	$—	$—	$4,806
Dismantling, Mothballing & Other	2,440	—	—	2,440
Asset Impairment	4,332	—	—	4,332

Total Charges	$11,578	$—	$—	$11,578

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2003 Balance	$145	$969	$1,114
2004 Restructuring Charges	3,836	1,616	5,452
Amounts Paid Against 2003 Charges	(145)	(969)	(1,114)
Amounts Paid Against 2004 Charges	(3,796)	(1,616)	(5,412)

April 30, 2004 Balance	40	—	40
2005 Restructuring Charges	1,192	459	1,651
Net Gain on Sale of Restructured Facilities	(878)	—	(878)
Amounts Paid Against 2004 Charges	(40)	—	(40)
Amounts Paid Against 2005 Charges	(268)	(459)	(727)

April 30, 2005 Balance	$46	$—	$46

During the years ended April 30, 2005, 2004 and 2003, the Company recorded charges of $136, $325 and $927, respectively, to reduce inventories and idle assets to their net realizable value. The inventory was written down to its net realizable value based upon the Company’s decision to close certain facilities. This charge is included in Cost of Sales.

Within Corporate, 2004 impairment charges of $1,308 primarily relate to a vacant property that the Company did not actively pursue the marketing and sale of until fiscal 2004.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

9.	COMMITMENTS AND CONTINGENCIES

Rental expense charged to operations under operating leases was $5,567, $4,721 and $4,744 in 2005, 2004 and 2003, respectively. Aggregate minimum rental commitments, primarily for manufacturing facilities and the corporate office, are as follows:

Year Ending April 30,	Total
2006	$5,223
2007	5,012
2008	4,292
2009	2,934
2010	2,257
Thereafter	4,102

$23,820

In April 2004, a US District Court in Columbus, Ohio entered judgment, to the Company’s benefit, upon a jury verdict in a lawsuit involving the misappropriation of certain of the Company’s trade secrets. In April 2005, the Company settled this lawsuit for $3,359. The proceeds from this settlement are recorded in Other income (expense) – net on the consolidated statement of operations.

The Company and its subsidiaries are party to various claims, legal actions, complaints, and administrative proceedings, including workers’ compensation and environmental claims, arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company enters into purchase commitments that are necessary to efficiently manage our businesses. As of April 30, 2005, these commitments require the Company to make payments of approximately $9,145 through April 2008. The majority of these commitments relate to the supply of natural gas and electricity, with the remainder relating to service providers for office equipment and trash removal.

10.	EMPLOYEE STOCK OWNERSHIP PLAN

Effective May 1, 1985, the Company established an Employee Stock Ownership Plan (“ESOP”), which purchased 1,800,000 shares of Company stock. The ESOP covers all salaried employees hired prior to May 1, 1994. The ESOP is funded by the Company through contributions to the Plan in amounts as may be determined by the Board of Directors. At a minimum there must be cash contributions for each plan year at such times and in sufficient amounts to cover all obligations of the Plan as they come due. As of April 30, 1995, all stock of the Employee Stock Ownership Trust (the “Trust”) was allocated to the accounts of the participants and there are no additional required contributions to the Trust. Upon distribution of shares to settle participant account balances, which cannot occur until after employee termination, the Company has the obligation, upon participant request, to purchase the shares at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). The put value as of April 30, 2005, 2004 and 2003 was $45.94 per share, $46.49 per share and $50.42 per share, respectively. At April 30, 2005, 2004 and 2003 the put value exceeded the current fair market value. During the last five years, the average annual redemptions have been $3,526. Effective with the current fiscal year, the Company amended its plan to require payments be made over a five year period as opposed to past practice when payment was made in lump sum. The amount paid by the Plan in 2005 was $1.6 million. At April 30, 2005 and 2004 there are 668,442 and 700,090 allocated shares with a redemption value of $30,708 and $32,630, respectively. The Company classifies the redemption value, which represents its maximum obligation, as Temporary Equity on the consolidated balance sheets with an offsetting amount to retained earnings.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

11.	EMPLOYEE INCENTIVE PLANS

The Company has a non-qualifying Stock Option Plan (the “Plan”) under which it is authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the put value of the Company’s common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled.

Stock Option Plan

	April 30,
	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	125,000	$29.80	125,000	$29.80	115,000	$28.09
Granted	—	—	—	—	10,000	49.53
Exercised	(95,000)	25.93	—	—	—	—
Forfeited	(5,000)	42.72	—	—	—	—

Outstanding at end of year	25,000	41.93	125,000	29.80	125,000	29.80

Options exercisable at year-end	14,000	$39.16	106,500	$27.30	85,000	27.17

Weighted-average fair value of options granted during the year		$—		$—		$49.53

The following table summarizes information about stock options outstanding and exercisable at April 30, 2005.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
10,000	2	33.93	8,000	33.93
5,000	4	42.72	3,000	42.72
10,000	7	49.53	3,000	49.53

25,000	4.4	41.93	14,000	39.16

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. These SARs have a remaining weighted average contractual life of 1.5 years.

Stock Appreciation Rights Plan

	April 30,
	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	114,000	$47.00	122,500	$46.19	116,167	$44.19
Granted	23,000	46.49	13,000	50.42	23,500	49.53
Exercised	(20,333)	44.81	(21,500)	44.31	(16,000)	36.82
Forfeited	(1,667)	49.89	—	—	(1,167)	46.01

Outstanding at end of year	115,000	47.24	114,000	47.00	122,500	46.19

SARs exercisable at year end	95,663	47.23	98,170	46.51	104,661	45.60

Weighted-average fair value of options granted during the year		$46.49		$50.42		$49.53

In 2005, the Company recorded compensation expense arising from all employee incentive plans of $288. The effects on compensation expense from these incentive plans were a decrease of $518 and an increase of $155 for the years 2004 and 2003, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

12.	RETIREMENT PLANS

The Company has defined pension plans covering substantially all of its employees. Benefits for salaried employees are based on average salary of last five years of employment and years of service, while hourly plan benefits are based on a fixed benefit rate and years of service.

U.S. Defined Benefit Plans

Pension expense includes the following components:

	April 30,
	2005	2004	2003
Service cost	$3,826	$3,772	$3,413
Interest cost on projected benefit obligation	6,214	5,865	5,678
Expected gain on assets	(6,076)	(4,986)	(5,444)
Net amortization	1,367	1,546	488

Net pension expense	$5,331	$6,197	$4,135

Assumptions used in determining the domestic plans’ net periodic pension expense are:

	April 30,
	2005	2004	2003
Discount rate	6.25%	6.50%	7.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected rate of return on assets	8.75%	8.75%	8.75%

The following table sets forth the domestic Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2005	2004
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets
Change in benefit obligation:
Projected benefit obligation at end of prior year	$102,186	$94,157
Service cost	3,826	3,772
Interest cost	6,214	5,865
Actuarial loss	7,059	1,726
Plan amendments	531	355
Benefits paid	(3,889)	(3,689)

Projected benefit obligation at end of year	115,927	102,186

Change in plan assets:

Plan assets at fair value at end of prior year	69,698	57,174
Actual gain on plan assets	6,279	10,011
Employer contributions	6,324	6,202
Benefits paid	(3,889)	(3,689)

Plan assets at fair value at end of year	78,412	69,698

Funded status	(37,515)	(32,488)

Unrecognized net actuarial loss	33,601	27,807
Unrecognized prior service cost	3,250	3,020
Unrecognized net transition obligation	103	107

Accrued benefit costs	$(561)	$(1,554)

Accumulated benefit obligation	$106,125	$92,298

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Assumptions used in determining the domestic plans’ funded status are:

	April 30,
	2005	2004
Discount rate	5.70%	6.25%
Rate of increase in compensation levels	2.50%	3.00%
Expected rate of return on assets	8.75%	8.75%

The following table summarizes the effects on other comprehensive income (loss):

	April 30,
	2005	2004	2003
Change in intangible pension asset	$208	$59	$1,278
Change in deferred tax liability	2,359	(2,019)	6,008
Change in additional pension liability	(6,106)	4,989	(16,302)

Other comprehensive (loss) income	$(3,539)	$3,029	$(9,016)

The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2006	$4,923
2007	6,059
2008	6,826
2009	7,673
2010	8,518
2011-2015	54,843

Amounts recognized in the consolidated balance sheets consist of:

	April 30,
	2005	2004
Accrued benefit cost	$(27,713)	$(22,601)
Intangible assets	3,353	3,145
Accumulated other comprehensive loss	23,799	17,902

Net amount recognized	$(561)	$(1,554)

The Company’s pension plan weighted-average asset allocations at April 30, 2005 and 2004, by asset category are as follows:

	April 30,
	2005	2004
Equity Securities	76%	65%
Debt Securities	14%	12%
Other	10%	23%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. The Company’s contributions for the years ended April 30, 2005, 2004 and 2003 were $6,324, $6,202 and $4,706, respectively. The Company expects its required contributions for its fiscal year ending April 30, 2006 to be approximately $6,800. Benefits paid out of the Plan for the years ended April 30, 2005, 2004 and 2003 were $3,889, $3,689 and $3,308, respectively.

The Expected Long-Term Rate-of-Return on Plan Assets has been selected based upon the investment class allocation objectives of the Trust chosen by the Plan Committee, as well as the historical returns for such investment classes. The Expected Long-Term Rate-of-Return will be adjusted annually to take into account changes in historical returns on the appropriate indices and any changes in the Plan’s investment allocation strategies.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Foreign Defined Benefit Plans

One of the Company’s foreign subsidiaries has defined benefit plans that cover substantially all of its employees. Benefits are based on the employees’ years of service and compensation. The Company’s foreign plans are generally funded currently.

Pension expense includes the following components:

	April 30,
	2005	2004	2003
Service cost	$201	$125	$110
Interest cost on projected benefit obligation	176	212	184
Actual (loss) return on assets	(151)	161	137
Actuarial gain	(596)	—	—
Net amortization and deferral	—	(114)	(320)

Net pension (income) expense	$(370)	$384	$111

The following table sets forth the foreign Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2005 Accumulated Benefits Exceed Assets	2004 Accumulated Benefits Exceed Assets
Projected benefit obligation at end of prior year	$4,148	$3,920
Foreign currency	306	316
Service cost	201	125
Interest cost	176	212
Actuarial loss/(gain)	1,233	(412)
Benefits paid	(127)	(13)

Project benefit obligation at end of year	5,937	4,148

Plan assets at fair value at end of prior year	2,775	2,938
Foreign currency	204	237
Actual gain on plan assets	151	161
Employer contributions	184	284
Employee contributions	31	161
Benefits paid	(127)	(13)
Asset gains (losses)	1,296	(993)

Plan assets at fair value at end of year	4,514	2,775

Funded status	(1,423)	(1,373)
Unrecognized net loss	596	47
Unrecognized prior service cost	—	29

Accrued benefit costs	$(827)	$(1,297)

Accumulated benefit obligation	$(4,514)	$(3,110)

The accrued benefit cost is reflected in the long-term pension obligation in the consolidated balance sheets for 2005 and 2004. The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2006	$134
2007	134
2008	159
2009	179
2010	193
2011-2015	967

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Assumptions used in determining the foreign Plan’s funded status are:

	April 30,
	2005	2004
Discount Rate	5.36%	5.36%
Rate of Increase in Compensation Levels	4.00%	4.00%
Expected Rate of Return on Assets	5.00%	5.00%

Our foreign defined pension plan assets are considered 100% invested in “Other” securities as they are invested in deposit contracts with an insurance company. Actual return on plan assets and the expected future rate-of-return on plan assets are based upon the related contractual agreement with the insurance company administering the plan. The insurance company also guarantees a certain rebate, the size of which is dependent upon the actual interest market rate.

Defined Contribution Plan

The Company has defined contribution plans for substantially all US employees. The Company’s 401K contributions are determined based upon a percentage of employee contributions. The expenses for the years ended April 30, 2005, 2004 and 2003 are $499, $655 and $700, respectively.

13.	TREASURY STOCK

Treasury stock is acquired via related-party transactions through purchases from the ESOP plan. Such transactions during the years ended April 30, 2005 and 2004 are as follows:

	Shares	Treasury Stock
Balance, April 30, 2003	2,031,560	$46,179
Purchase of Additional Shares	89,561	4,517

Balance, April 30, 2004	2,121,121	50,696
Purchase of Additional Shares	31,637	1,555

Balance, April 30, 2005	2,152,758	$52,251

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents – The carrying amount reported in the consolidated balance sheets for cash and cash equivalents is its fair value.

Marketable Securities – The carrying about reported in the consolidated balance sheets for marketable securities is its fair value based on quoted market prices.

Accounts Receivable, Accounts Payable and Accrued Expenses – The carrying amount reported in the consolidated balance sheets for accounts receivable, accounts payable and accrued expenses approximates its fair value because of the short-term nature of the accounts.

Cross-Currency Interest Rate Swaps – The carrying amount reported in the consolidated balance sheets for cross-currency interest rate swaps is its fair value based on the cost to terminate the agreements at April 30, 2005 and 2004, as obtained from the counterparties.

Long-Term Debt – The fair value of the 9.75% Senior Subordinated Notes and Subordinated Notes are estimated based on the discounted value of future cash flows utilizing current market rates for debt of the same risk and maturity. Other variable rate debt approximates fair value because the interest rates reset periodically.

The following table compares the carrying amount to the estimated fair value for these debt instruments:

	April 30, 2005		April 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.75% Senior Subordinated Notes	$175,000	$161,000	$175,000	$165,968
Subordinated Notes	$1,077	$1,053	$1,556	$2,463

THE NEWARK GROUP, INC. AND SUBSIDIARIES

15.	ACQUISITIONS

There were no acquisitions during the year ended April 30, 2005. The Company did make an acquisition during the year ended April 30, 2004 which was not material to the consolidated financial statements and was accounted for under the purchase method. Acquisitions are included in the financial results of the Company from the date of acquisition.

16.	DISCONTINUED OPERATIONS

On March 19, 2001, the Company shut down operations at NP Cogen, a cogeneration plant located in City of Commerce, CA. During fiscal 2005, the assets of NP Cogen were sold for proceeds of $1,175 and the Company recognized a loss of $59, net of tax. At April 30, 2004 and 2003, NP Cogen had been reported as a discontinued operation because the operations and cash flows of the plant had been eliminated from the ongoing operations of the Company and as a result of the shutdown, the Company had no significant continuing involvement in the operations of the subsidiary.

The following table details the component assets and liabilities included in the consolidated balance sheets as Assets and Other Liabilities From Discontinued Operations as follows:

	April 30,
	2005	2004
Assets and liabilities of discontinued operations:
Accounts receivable	$—	$—
Property, plant and equipment	—	1,368
Goodwill and other intangibles	—	—
Other assets	—	—
Other liabilities	—	(138)

	$—	$1,230

The consolidated balance sheets have been reclassified to segregate assets and other liabilities of discontinued operations, and the consolidated statements of operations have been reclassified to segregate the operating results of discontinued operations for all periods presented.

17.	SEGMENT INFORMATION

The Company identifies its reportable segments in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. Profits from intercompany sales are not transferred between segments, they remain within the segment in which the sales originated. The Company operates in principally three reportable segments which include five product lines.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	April 30,
	2005	2004	2003
		(As restated)	(As restated)
Sales (aggregate):
Paperboard	$606,848	$534,385	$545,648
Converted Products	270,452	253,019	259,978
International	155,133	143,229	122,310

Total:	$1,032,433	$930,633	$927,936

Less sales (inter-segment):
Paperboard	$(142,791)	$(136,732)	$(123,713)
Converted Products	(7,549)	(6,162)	(5,821)
International	(9)	(132)	(172)

Total:	$(150,349)	$(143,026)	$(129,706)

Sales (external customers):
Paperboard	$464,057	$397,653	$421,935
Converted Products	262,903	246,857	254,157
International	155,124	143,097	122,138

Total:	$882,084	$787,607	$798,230

Operating Income:
Paperboard	$25,753	$11,550	$13,586
Converted Products	(11,153)	(12,134)	(285)
International	16,938	12,802	7,913

Total Segment Operating Income:	31,538	12,218	21,214

Corporate Expense	14,701	18,070	14,201

Total Operating Income:	16,837	(5,852)	7,013

Interest expense	(25,075)	(16,856)	(9,394)
Interest income	109	142	260
Loss on extinguishment of debt	—	(10,824)	—
Equity in income of affiliates	2,054	1,217	1,512
Other income (expense), net	3,963	(421)	1,955

(Loss) Earnings from Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	(2,112)	(32,594)	1,346
(Benefit) expense for income tax	(999)	(16,275)	575
Minority interest (net of tax)	—	—	(4)

(Loss) Earnings from Continuing Operations Before Cumulative Effect of Accounting Change	$(1,113)	$(16,319)	$767

Depreciation and Amortization:
Paperboard	$21,756	$19,911	$12,967
Converted Products	4,731	4,419	3,589
International	4,301	4,827	9,727
Corporate	2,074	2,367	1,893

Total:	$32,862	$31,524	$28,176

Purchases of Property, Plant and Equipment:
Paperboard	$12,415	$14,297	$46,337
Converted Products	4,591	7,963	4,438
International	1,045	2,294	2,700
Corporate	107	82	343

Total:	$18,158	$24,636	$53,818

	April 30, 2005	April 30, 2004
		(As restated)
Identifiable Assets:
Paperboard	$332,259	$336,883
Converted Products	97,479	101,197
International	137,606	131,485
Corporate	32,740	37,310

Total:	$600,084	$606,875

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	April 30,
	2005	2004
Sales to Unaffiliated Customers
United States	$718,366	$637,264
Europe	155,124	143,229
Canada	8,594	7,114

Total	$882,084	$787,607

Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$301,979	$315,171
Europe	59,452	56,875
Canada	6,793	6,559

Total	$368,224	$378,605

18.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two directors of the Company. For the years ended April 30, 2005, 2004 and 2003, the amount paid to that company under the lease was $348 in each year.

At April 30, 2005 and 2004, the Company had $1,134 and $1,167, respectively, of outstanding loans to employees, of which $288 and $288, respectively, were outstanding to some of its executive officers and directors. Approximately 12% of total loans outstanding are collateralized by real estate. These amounts are recorded in current and non-current other assets.

Pursuant to an agreement dated May 1, 1980, as amended, the Company’s former Chairman of the Board may require the Company to repurchase, or the Company may require him to sell to the Company, all of the Company’s common stock owned by him upon his termination of employment and for a period three years thereafter. The purchase price will be the then fair market value per share as determined by the independent appraiser engaged to determine the fair market value for purposes of the Company’s employee stock ownership plan. The purchase price will be paid 10% down and the balance by a subordinated note, with interest at the prime rate as in effect from time to time during the 10-year term of the note. As of April 30, 2005 and 2004, there were 198,000 shares subject to this agreement with a redemption value of $7,710 and $9,205, respectively. The Company classifies the redemption value, which represents its maximum obligations, as temporary equity on the consolidated balance sheets, with an offsetting amount to retained earnings. The former Chairman announced his retirement effective July 1, 2005. Within 30 days of his retirement, he has the right to “put” the shares to the Company at which time these shares will be reclassified from temporary equity to a liability. If he does not “put” the shares to the Company within 30 days of his retirement, the Company has the right to call the shares during the subsequent 30-day period. Both the “put” and the “call” rights expire three years from the date of termination of employment (see Note 19).

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2005, the potential payments under the agreement range from $0 to $2,400.

The paperboard mills in our International segment purchased approximately $9,715 and $9,524 of raw material from affiliated entities accounted for as equity method investments during the years ended April 30, 2005 and 2004, respectively.

The International segment also recorded sales of approximately $1,865 and $1,633 to two affiliated entities accounted for as equity method investments during the years ended April 30, 2005 and 2004, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The company paid approximately $4,887 and $4,608 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as equity method investment, primarily for hauling services of recyclable material during the years ended April 30, 2005 and 2004, respectively.

19.	SUBSEQUENT EVENTS (Unaudited)

On July 5, 2005, pursuant to the terms of an agreement dated May 1, 1980, the Company’s former Chairman of the Board, who retired effective July 1, 2005, gave notice of the exercise of his right to “put” his common shares to the Company (see Note 18). The closing on the repurchase of these shares is scheduled to take place on or about August 10, 2005 at which point 10% of the fair market value of the shares, as determined by an independent appraiser engaged to determine the fair market value for purposes of the Company’s stock ownership plan, will be paid in cash. Additionally, the remaining fair market value of these shares will be reclassified from Temporary Equity to Subordinated Debt on the balance sheet as of the quarter ended July 31, 2005, and will be paid out over a ten-year period with interest at the prime rate.

SCHEDULE II

THE NEWARK GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended April 30, 2005, 2004 and 2003

(In Thousands)

		Additions	Deductions
	Balances at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deductions Allowed	Balance at End of Year
April 30, 2005
Allowances deducted from accounts receivable	$6,325	$1,374	$(1,343)	$6,356
April 30, 2004
Allowances deducted from accounts receivable	$4,192	$2,258	$(125)	$6,325
April 30, 2003
Allowances deducted from accounts receivable	$3,859	$442	$(109)	$4,192