Form 10-Q
period 2005-07-31
NEWARK GROUP, INC
filed 2005-09-14
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of common shares outstanding at July 31, 2005 was 3,852,242.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JULY 31, 2005 AND APRIL 30, 2005

(Dollars in Thousands, Except Share Data)

	July 31, 2005	April 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,698	$2,991
Accounts receivable (less allowance for doubtful accounts of $6,216 and $6,356, respectively)	116,239	119,815
Inventories	61,791	61,760
Other current assets	7,773	3,840

Total current assets	193,501	188,406

RESTRICTED CASH	194	131
PROPERTY, PLANT AND EQUIPMENT – Net	313,581	320,947
GOODWILL	45,666	47,256
LONG-TERM INVESTMENTS	16,386	16,776
OTHER ASSETS	25,887	26,568

TOTAL ASSETS	$595,215	$600,084

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,142	$85,068
Current portion of long-term debt	3,936	2,621
Income taxes and other taxes payable	4,892	2,979
Accrued salaries and wages	13,896	14,183
Other accrued expenses	16,427	13,981

Total current liabilities	122,293	118,832

SENIOR DEBT	77,102	79,097
SUBORDINATED DEBT	181,858	175,599
DEFERRED INCOME TAXES	4,664	5,073
PENSION OBLIGATION	28,006	27,980
SWAP OBLIGATION	19,045	22,399
OTHER LIABILITIES	6,274	6,435
MINORITY INTEREST	87	92

Total liabilities	439,329	435,507

COMMITMENTS AND CONTINGENCIES (Note 7)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (668,442 and 866,442 shares, respectively)	30,708	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	188,976	190,330
Accumulated other comprehensive loss	(11,981)	(12,354)
Treasury stock, 2,152,758 shares at cost	(52,251)	(52,251)

Total permanent stockholders’ equity	125,178	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$595,215	$600,084

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
		(As Restated)
NET SALES	$224,443	$216,059
COST OF SALES	199,131	187,443

Gross profit	25,312	28,616

OPERATING EXPENSES:
Selling, general and administrative	20,139	20,819
Restructuring and impairments	832	950

Total operating expenses	20,971	21,769

OPERATING INCOME	4,341	6,847

OTHER (EXPENSE) INCOME:
Interest expense	(6,257)	(6,160)
Interest income	1	21
Equity in income of investees	578	528
Other (expense) income – net	(302)	275

Total other expense	(5,980)	(5,336)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(1,639)	1,511

INCOME TAX (BENEFIT) EXPENSE	(285)	741

NET (LOSS) EARNINGS	$(1,354)	$770

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1,354)	$770
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	8,632	7,847
Impairment of assets	260	41
Loss on sale of property, plant and equipment	171	39
Equity in income of affiliates	(578)	(528)
Stock-based compensation expense	165	—
(Gain) loss due to hedge ineffectiveness	(187)	14
Proceeds from dividends paid by equity investments in affiliates	—	423
Deferred income tax benefit	(478)	(598)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,189	(4,645)
Increase in inventories	(981)	(4,160)
Increase in other current assets and prepaids	(3,633)	(334)
Decrease (increase) in other assets	78	(261)
Increase in accounts payable and accrued expenses	6,087	10,868
Decrease in other liabilities	(1,878)	(58)

Net cash provided by operating activities	7,493	9,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44
Capital expenditures	(3,906)	(5,290)
Proceeds from sale of property, plant and equipment	1,073	16
Increase in restricted cash	(63)	—

Net cash used in investing activities	(2,896)	(5,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,785)	(2,241)
Proceeds from long-term debt	—	8,700
Changes in cash overdraft	(178)	(6,418)
Purchase of treasury stock	—	(390)

Net cash used in financing activities	(1,963)	(349)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,073	1

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,707	3,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,991	2,003

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,698	$5,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,349	$1,045

Income Taxes:
Paid	$3	$—

(Refunded)	$—	$(17)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Note issued in connection with stock repurchase	$7,875	$—

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2005

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2005	$126,159	$(12,354)	$(52,251)	$190,330	$374	$60

Net loss	(1,354)	—	—	(1,354)	—	—	$(1,354)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of taxes of $799)	(1,198)	(1,198)	—	—	—	—	(1,198)
Change in fair value of cash flow hedges (net of taxes of $1,047)	1,571	1,571	—	—	—	—	1,571

BALANCE JULY 31, 2005	$125,178	$(11,981)	$(52,251)	$188,976	$374	$60	$(981)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2005 included in our Annual Report on Form 10-K.

Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006 due to seasonal and other factors. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K filing for the year ended April 30, 2005.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $4,411 and $4,589 as of July 31, 2005 and April 30, 2005, respectively.

Reclassification – Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

	Three Months Ended July 31, 2004
	As Reported	Adjustment	As Restated
Cost of Sales	$187,838	$(395)	$187,443
Earnings from Continuing Operations	$1,116	$395	$1,511
Net Income	$533	$237	$770

Inventories	$57,187	$5,620	$62,807

Inventories consist of the following:

	July 31, 2005	April 30, 2005
Raw Materials	$20,624	$22,629
Finished Goods	38,398	35,963
Other Manufacturing Supplies	2,769	3,168

	$61,791	$61,760

3.	LONG-TERM DEBT

	July 31, 2005	April 30, 2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	8,490	9,009
Industrial Revenue Bonds (3)	69,310	70,780
Subordinated Notes (4)	8,833	1,077
All other	1,263	1,451

Total Debt	262,896	257,317

Less Current Portion	(3,936)	(2,621)

Long-Term Debt	$258,960	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of July 31, 2005 the Company has $83,398 in letters of credit obligations outstanding ($71,529 of which has been used to enhance security for the industrial revenue bonds), $8,490 in loans outstanding and $58,112 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, either (1) Prime plus a spread of 1% to 2% or (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% depending on the type of borrowing. The rate of interest (4.99% as of July 31, 2005) is subject to applicable margin requirements established by leverage ratios. Outstanding letters of credit are subject to a fee equal to the applicable margin for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,750, Mobile IRB of $4,975, Natick IRB of $40, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of July 31, 2005. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 2.35% to 4.69% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Notes 9 and 10), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30 million maximum level of annual capital expenditures and certain leverage ratios. At July 31, 2005, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as inventories and certain real estate.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At July 31, 2005 and April 30, 2005, the fair value of the swaps represented a liability of $19,045 and $22,399, respectively. The Company has recognized income of $187 and a charge of $14 within Other (expense) income – net on the consolidated statements of operations, related to hedge ineffectiveness, during the three months ended July 31, 2005 and 2004, respectively.

With the exception of the cross-currency interest rate swaps, the Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage interest rate risk, foreign currency exchange risks and certain energy price and raw material risks. The Company is exposed to credit losses in the event of non-performance by the counterparties to its derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

4.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended
	July 31, 2005	July 31, 2004
Service Cost	$1,162	$943
Interest Cost on Projected Benefit Obligation	1,554	1,466
Expected Return on Assets (Gain) Loss	(1,519)	(1,247)
Net Amortization	342	387

Net Pension Expense	$1,539	$1,549

The Company estimates a cash contribution to its domestic pension plans of approximately $6,800 during fiscal year ending April 30, 2006. As of July 31, 2005, 76% of the plan’s assets were in equity investments, 14% in fixed-income securities and 10% in cash and other.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended
	July 31, 2005	July 31, 2004
Service Cost	$48	$31
Interest Cost on Projected Benefit Obligation	58	49
Expected Return on Assets (Gain) Loss	(53)	(34)

Net Pension Expense	$53	$46

5.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended July 31, 2005 and 2004:

2006 Restructuring

The Paperboard segment incurred $135 of expenses related to the maintenance of three facilities closed in prior years. Within the Converted Products segment, the majority of both dismantling and impairment charges related to the leased facility in Neenah, WI which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within corporate represents the loss on the sale of a vacant facility in Greenville, SC. Gross proceeds on the sale were $1,200.

2005 Restructuring

The Paperboard segment incurred severance costs of $14 relating to the operation in Sunrise, FL which closed on July 15, 2004. This location also incurred $26 of costs to exit the property. The remaining charges of $193 in the Paperboard Segment relate to three locations that were closed in prior years.

The Converted Products segment incurred restructuring charges on six locations – Vancouver, WA, Stockton, CA, Mira Loma, CA, Kountze, TX, Oshkosh, WI and Neenah, WI. Restructuring charges for the period ended July 31, 2004 were $717.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Corporate	Total
July 31, 2005
Severance	$—	$—	$—	$—
Dismantling, Mothballing & Other	135	271	166	572
Asset Impairment	—	260	—	260

Total Charges	$135	$531	$166	$832

July 31, 2004
Severance	$14	$124	$—	$138
Dismantling, Mothballing & Other	219	558	—	777
Asset Impairment	—	35	—	35

Total Charges	$233	$717	$—	$950

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2005 Accrual Balance	$46	$—	$46
Restructuring Charges for the Three Months Ended July 31, 2005	572	—	572
Amounts Paid Against 2005 Accruals	(46)	—	(46)
Amounts Paid Against 2006 Accruals	(489)	—	(489)

July 31, 2005 Accrual Balance	$83	$—	$83

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of July 31, 2005 (1)	Costs for the Three Months Ended July 31, 2005 (2)	Estimated Costs to Complete Initiatives as of July 31, 2005	Total Estimated Costs of Initiatives as of July 31, 2005
Paperboard	$13,891	$121	$1,500	$15,512
Converted Products	1,531	531	600	2,662
Corporate	—	—	—	—

	$15,422	$652	$2,100	$18,174

(1)	Of the $15,422 in cumulative restructuring costs, $7,349 million were non-cash charges.
(2)	The total costs incurred in the three months ended July 31, 2005, $652, does not agree with the three month total charges of $832 from the table above since some of the costs are related to plans initiated prior to January 1, 2003.

6.	INCOME TAXES

The effective rate of income tax benefit for the period ended July 31, 2005 was 17%, compared to a 52% expense rate at July 31, 2004. The net tax benefit at July 31, 2005 includes $579 of expense relating to an increase in the valuation allowance for the benefits of the state net operating losses not expected to be realized. This is the result of changes to the tax law enacted in the State of Ohio, effective June 2005, that will eliminate the Ohio franchise tax over the five-year period ending December 31, 2010.

7.	COMMITMENT AND CONTINGENCIES

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation and environmental claims, arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	SEGMENT INFORMATION

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended
	July 31, 2005	July 31, 2004
		(As restated)
Sales (aggregate):
Paperboard	$154,122	$150,215
Converted Products	71,140	70,054
International	39,182	36,581

Total:	$264,444	$256,850

Less sales (inter-segment):
Paperboard	$(37,996)	$(38,991)
Converted Products	(2,007)	(1,845)
International	2	45

Total:	$(40,001)	$(40,791)

Sales (external customers):
Paperboard	$116,126	$111,224
Converted Products	69,133	68,209
International	39,184	36,626

Total:	$224,443	$216,059

Operating Income:
Paperboard	$6,151	$7,844
Converted Products	(1,624)	(1,630)
International	3,851	3,942

Total Segment Operating Income:	8,378	10,156

Corporate Expense	4,037	3,309

Total Operating Income:	4,341	6,847

Interest Expense	(6,257)	(6,160)
Interest Income	1	21
Equity in Income of Affiliates	578	528
Other (Expense) Income, Net	(302)	275

(Loss) Earnings from Continuing Operations Before Income Taxes	(1,639)	1,511
Income Tax (Benefit) Expense	(285)	741

(Loss) Earnings from Continuing Operations	$(1,354)	$770

Depreciation and Amortization:
Paperboard	$5,716	$5,285
Converted Products	1,305	1,071
International	1,063	951
Corporate	548	540

Total:	$8,632	$7,847

Purchases of Property, Plant and Equipment:
Paperboard	$3,131	$3,410
Converted Products	320	1,755
International	444	110
Corporate	11	15

Total:	$3,906	$5,290

	July 31, 2005	April 30, 2005
Identifiable Assets:
Paperboard	$329,140	$332,259
Converted Products	98,869	97,479
International	133,484	137,606
Corporate	33,722	32,740

Total:	$595,215	$600,084

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	July 31, 2005	July 31, 2004
Sales to Unaffiliated Customers
United States	$182,805	$177,179
Europe	39,182	36,626
Canada	2,456	2,254

Total	$224,443	$216,059

	July 31, 2005	April 30, 2005
Net Property, Plant and Equipment, Goodwill and Intangibles

United States	$296,947	$301,979
Europe	55,425	59,452
Canada	6,894	6,793

Total	$359,266	$368,224

9.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two Directors of the Company. For each of the three-month periods ended July 31, 2005 and 2004, the amount paid to that company under the lease was $87.

On July 5, 2005, pursuant to a May 1, 1980 agreement, as amended, the Company’s former Chairman and current Director “put” the 198,000 shares of the Company’s common stock owned by him to the Company. This “put” required the reclassification of the value of these shares on the consolidated balance sheet from Temporary Equity to Subordinated Debt (see Note 10).

The paperboard mills in our International segment purchased approximately $1,963 and $2,133 of raw material from affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2005 and 2004, respectively.

The International segment also recorded sales of approximately $602 and $403 to two affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2005 and 2004, respectively.

The Company paid approximately $1,029 and $1,039 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the three-month periods ended July 31, 2005 and 2004, respectively.

10.	SUBSEQUENT EVENTS

On August 10, 2005, the Company completed the purchase from its former Chairman and current Director of the 198,000 shares of the Company’s common stock owned by him. This director had exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875, which amount is to be paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005 and the balance being due in 40 equal and consecutive quarterly installments, with interest, commencing on October 1, 2005, and continuing thereafter on the first day of the months of January, April, July and October. Interest will accrue on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets (see Note 9).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K for the year ended April 30, 2005. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the five largest participants in this industry. We have more than 8,000 customers worldwide and our relationships with our top 70 customers, as measured by sales dollars, averages in excess of 17 years. No single customer accounted for more than 2.8% of our sales in our fiscal year ended April 30, 2005.

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

Sales volumes are also impacted by the highly competitive environment in which we operate. This competition, combined with the business slowdown that began during fiscal year 2000, resulted in decreased industry capacity utilization rates. As a result, we initiated a mill capacity rationalization program which led to the closures of five paperboard mills: the Gardiner, Maine facility in October 2001; the Lawrence, Massachusetts facility in September 2002; the Middletown, Ohio facility in October 2002; the Stockton, California facility in March 2003; and the Newark, New Jersey facility in July 2003. Combined, these five closures resulted in a capacity reduction of approximately 300,000 tons per year, which led to approximately $30 million per year of overhead savings and loss avoidance. As a result of these closures, and a shift of business to other mills, our paperboard mills’ capacity utilization rates rebounded from a low of 89% in 2002 to 98% in the first quarter of fiscal 2006, despite the fact that we lost approximately four machine days of production in our southeastern US mill during a two-day shutdown in the first quarter of fiscal 2006 due to Hurricane Dennis.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced declined from $101 per ton in fiscal 2001 to $75 per ton in fiscal 2002, a decrease of 26%, before increasing by 35% to $102 per ton in fiscal 2003. Fiscal 2004 saw a slight reduction of 3% to $99 per ton though recovered paper prices increased by $17 per ton, or 17%, to $116 per ton in fiscal 2005. For the period ended July 31, 2005, recovered paper prices increased slightly by $1 per ton to $117 per ton from the average fiscal 2005 prices and remained flat when compared to the first quarter of fiscal 2005.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $73, $68 and $58 per ton of paperboard produced in fiscal years 2005, 2004 and 2003, respectively, as compared to $43 per ton in 2000. This increase primarily is due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Despite our hedging efforts, our average energy cost per ton for the current quarter ended July 31, 2005 was $78, up 7% from the average fiscal year 2005 per ton cost and up 14% when compared to the first quarter of 2005.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot maintain our operating margins in the face of meaningful cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations still will be materially and adversely affected by time delays in the implementation of price increases. Price increases for sales from our Paperboard and Converted Products segments were announced commencing in April 2004, with a second price increase announced in September 2004. We have realized approximately $31 per ton of price increases for our paperboard products and $40 per ton for our converted products since the first price increase announcement. Sales price is up 5% and 8% for our paperboard and converted products, respectively, and $14 per ton and $57 per ton, respectively, when the current quarter is compared to the same quarter last year.

As a result of Hurricane Katrina, which hit the Gulf Coast region of the United States in late August 2005, minor structural damage was suffered at two facilities in our Paperboard segment located in Mobile, AL, as well as a facility in our Converted Products segment located in Bay Minette, AL. The electrical service interruption and gas supply concerns that followed led to shut-downs of a week or less at these facilities. These facilities are currently running normally and we are still evaluating the long-term effects, if any, of the hurricane on our operations at these sites.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated. All prior periods have been restated to reflect the Company’s change in inventory valuation (see Note 2 to the accompanying consolidated financial statements).

	Three Months Ended July 31,
(in thousands)	2005	2004
		(As Restated)
Net Sales
Paperboard	$116,126	$111,224
Converted Products	69,133	68,209
International	39,184	36,626

Total	$224,443	$216,059

Cost of Sales
Paperboard	$101,855	$94,834
Converted Products	65,168	63,900
International	32,108	28,942
Corporate	—	(233)

Total	$199,131	$187,443

SG&A
Paperboard	$7,985	$8,313
Converted Products	5,058	5,222
International	3,225	3,742
Corporate	3,871	3,542

Total	$20,139	$20,819

Restructuring
Paperboard	$135	$233
Converted Products	531	717
International	—	—
Corporate	166	—

Total	$832	$950

Operating Income (Loss)
Paperboard	$6,151	$7,844
Converted Products	(1,624)	(1,630)
International	3,851	3,942
Corporate	(4,037)	(3,309)

Total	$4,341	$6,847

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months Ended July 31
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	88.7	86.8
Selling, general and administration expenses	9.0	9.6
Restructuring and impairments	0.4	0.4
Operating income (loss)	1.9	3.2
Interest expense	2.8	2.9
Income tax (benefit) expense	(0.1)	0.3
Net (loss) earnings	(0.6)	0.4

Results of Operations

Period Ended July 31, 2005 Compared to Period Ended July 31, 2004

Overview

Net Sales. Net sales for the period ended July 31, 2005 increased 4% to $224.4 million from $216.1 million in the same period of the prior fiscal year. This increase is predominantly the result of sales price increases realized across all business segments: an average of 8% between the Paperboard and Converted Products segments and 5% in the International segment, as well as volume increases of 2% in the Paperboard segment and 16% in International converted products sales.

Cost of Sales. Cost of sales for the quarter ended July 31, 2005 increased 6% to $199.1 from $187.4 million during the quarter ended July 31, 2004. This increase was driven by the higher volumes noted above, as well as increases in both energy and freight costs, which increased 14% and 11%, respectively, an increase of approximately $2.5 million each when compared to the first quarter of 2005.

SG&A. SG&A decreased 3% in the quarter ended July 31, 2005 to $20.1 million from $20.8 million in the quarter ended July 31, 2004. This improvement results from our previous rationalization efforts and our continued focus on cost containment.

Restructuring and Impairments. We recorded restructuring charges of $0.8 million during the first quarter of 2006 as compared to $1.0 million during the first quarter of 2005. Current year expenses include on-going costs related to previously shut down operations in our Converted Products and Paperboard segments, as well as a loss on the sale of a vacant facility sold in June 2005. Of these costs, $0.3 million were non-cash charges for the impairment of capitalized building improvements on a leased facility in our Converted Products segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Operating Income. Operating income decreased $2.5 million to $4.3 million during the first quarter of fiscal 2006 as compared to $6.8 million during the first quarter of fiscal 2006. This decrease is mainly the result of the increased energy costs and freight costs, which were up 14% and 11%, respectively when compared to the previous year’s quarter.

Paperboard

Net sales in the Paperboard segment increased by $4.9 million, or 4%, to $116.1 million for the quarter ended July 31, 2005 compared to $111.2 million in the quarter ended July 31, 2004. This increase resulted primarily from a 5% increase in sales price of our paperboard products.

Overall cost of sales increased $7.1 million, or 7%, from $94.8 million in the period ended July 31, 2004 to $101.9 million in the current period. Energy and freight cost increases are primarily responsible for the growth in cost of sales, each increasing 14%, or $2.5 million and $2.3, respectively, when compared to the first quarter of fiscal 2005. The remainder of the increase is spread among depreciation, labor, employee benefits and repairs.

Restructuring costs decreased by $0.1, or 42%, to $0.1 million as compared to the first quarter of fiscal 2005. The charges incurred during the current fiscal quarter represent continuing costs to exit previously shut down locations.

Our mill utilization rates increased to 98% during the quarter ended July 31, 2005 as compared to 95% in the quarter ended July 31, 2004; Fitchburg’s utilization rate was 88% for the first quarter of fiscal 2006 compared to 95% during the first quarter of fiscal 2005. However, Fitchburg productivity continues to increase as evidenced by the fact that there were 5,300 more tons produced in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

SG&A decreased 4% from $8.3 million in the first quarter of fiscal 2005 to $8.0 million in the first quarter of fiscal 2006, primarily because of decreased costs during the period resulting from our closed facilities.

Operating Income for the paperboard segment decreased 22%, from $7.8 million in the first quarter of fiscal 2005 to $6.2 million in the first quarter of fiscal 2006, primarily due to the increased energy and freight costs referred to above.

Converted Products

Net sales in the Converted Products segment increased $0.9 million, or 1%, to $69.1 million for the first quarter of fiscal 2006 compared to $68.2 million for the first quarter of fiscal 2005. This increase is due to an 5% increase in sales price offset by a 4% decrease in volume.

Cost of sales increased $1.3 million, or 2%, in the first quarter of fiscal 2006 when compared to the same period in fiscal 2005 primarily as a result of a $1.5 million increase in raw material costs offset by $0.4 million decrease in labor and employee benefits costs.

Restructuring costs were $0.5 million in the quarter ended July 31, 2005, a $0.2 million decrease from $0.7 million in the quarter ended July 31, 2004. Current year charges reflect costs related to the Neenah, WI facility, which we restructured in 2005. Prior year costs included charges for the closing of our Kountze, TX and our Stockton, CA plants, which we closed in the quarter ended July 31, 2004. Non-cash impairment charges in the first quarters of fiscal years 2006 and 2005 were $0.3 million and $0.1 million, respectively.

SG&A decreased 3% from $5.2 million in the first quarter of fiscal 2005 to $5.1 million in the first quarter of fiscal 2006 due primarily to decreased costs resulting from our restructuring efforts.

Operating income remained flat when comparing the first quarters of fiscal years 2006 and 2005.

International

Net sales in the International segment increased by $2.6 million, or 7%, to $39.2 million in the quarter ended July 31, 2005, compared to $36.6 million in the quarter ended July 31, 2004 due to increased converting volumes and sales price. The sales volume increase of 16% in the converting operations coupled with a 4% increase in sales price more than offset the 3% mill volume decrease.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Cost of sales in the in the International segment was $32.1 million the quarter ended July 31, 2005 as compared to $28.9 million for the quarter ended July 31, 2004, an increase of $3.2 million, or 11%. This increase is the result of a 13% increase in energy costs and a 6% increase in paperboard costs.

SG&A in the International segment showed a 14% improvement in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. This improvement is primarily the result of the recovery of bad debts that had been written off in prior periods.

Operating income for the International segment was $3.8 million in the first quarter of fiscal 2006, or 2% lower than the $3.9 million reported in the first quarter of fiscal 2005. This decrease in operating income is the result of increased energy and paperboard costs, as well as a slight strengthening of the US dollar to $1.20/Euro as compared to $1.21/Euro for the same period last year.

Corporate

Unallocated corporate expense increased by $0.7 million to $4.0 million in the first quarter of fiscal 2006. This increase is primarily the result of increased legal and accounting fees.

Other (Expense)/Income

Interest expense increased from $6.2 million in the first quarter of fiscal 2005 to $6.3 million in the first quarter of fiscal 2006, primarily due to higher interest rates on our variable rate debt. Average outstanding borrowings increased from $259 million during the quarter ended July 31, 2004 to $260 million during the quarter ended July 31, 2005, and were coupled with a 0.4% borrowing rate increase from 8.0% during last year’s quarter to 8.4% during the current fiscal period.

Excluding interest expense, Other (expense) income—net decreased from income of $0.8 million in the first quarter of fiscal 2005 to income of $0.3 million in the first quarter of fiscal 2006. This decrease in Other Income is mainly the result of unfavorable swings in foreign currency exchange rates.

Income Tax (Benefit) Expense

The effective rate of income tax benefit for the period ended July 31, 2005 was 17%, compared to a 52% expense rate at July 31, 2004. The net tax benefit at July 31, 2005 includes $579 of expense relating to an increase in the valuation allowance for the benefits of the state net operating losses not expected to be realized. This is the result of changes to the tax law enacted in the State of Ohio, effective June 2005, that will eliminate the Ohio franchise tax over the five-year period ending December 31, 2010.

Net Income

In summary, our net income, which decreased from income of $0.8 million in the first quarter of fiscal 2005 to net loss of $1.4 million in the first quarter of fiscal 2006, was adversely affected by the continued increase in energy costs and freight charges, and to a lesser extent the increase in raw material costs. Additionally, income taxes were negatively impacted this period by the Ohio tax law change, which impacted our overall effective rate by 35%, reducing our tax benefit from 42% to 17%.

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

As discussed in our Annual Report on Form 10-K for the year ended April 30, 2005, the Company has provided for income taxes for the repatriation of $6.4 million of foreign earnings. We are currently in the process of reviewing our options as to the form of this repatriation.

Capital Expenditures. Since June 2000, we have been involved in constructing our new paperboard mill in Fitchburg, Massachusetts. See “Business—Our Products and Our Process—Paperboard Segment—Fitchburg Paperboard Mill” in our Annual Report on Form 10-K. Since that time, capital and operating expenditures at the Fitchburg mill have had the largest impact on our liquidity. Through July 31, 2005, we have made capital expenditures of approximately $177.0

THE NEWARK GROUP, INC. AND SUBSIDIARIES

million on the Fitchburg mill. Our total capital expenditures were $4.1 million and $5.3 million in the first quarters of fiscal 2006 and 2005, respectively of which $0.2 million and $0.7 million, respectively, were spent on the Fitchburg mill. We expect fiscal 2006 capital expenditures to be under $25.0 million.

Borrowings

At July 31, 2005, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

July 31, 2005
Senior revolving credit facility(1)	$8.5
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	69.3
Other(2)	10.1

Total debt	$262.9

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.
(2)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Notes 9 and 10 to the accompanying consolidated financial statements), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015.

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of July 31, 2005, we had approximately $83.4 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $8.5 million of other borrowings outstanding under the facility, leaving us with availability of approximately $58.1 million under the revolver.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of July 31, 2005, we were in compliance with these financial covenants.

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

We are also parties to a series of cross-currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At July 31, 2005 the fair value of the 2001 Swaps represented a liability of $19.0 million.

Additionally, in our effort to manage costs, we have entered into several energy, and to a minimal extent waste paper, hedges. At July 31, 2005 the fair value of these hedges was an asset of $2.1 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2006 (1)	$2.1
2007 (2)	11.7
2008	2.9
2009	2.9
2010	3.0
Thereafter	240.3

(1)	Represents remaining obligations for the fiscal year ended April 30, 2006.
(2)	Includes $8.5 million due under revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the quarters ended July 31, 2005, and 2004, we generated cash from operating activities of $7.5 million and $9.4 million, respectively. This $1.9 million decrease in cash generated from operations is mainly the result of decreased earnings which is primarily due to higher energy and freight costs.

Net cash used in investing activities

In the fiscal quarters ended July 31, 2005 and 2004, we used $2.9 million and $5.2 million of cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $1.4 million less of capital expenditures in the current period together with increased proceeds from sale of property, plant and equipment.

Net cash used in financing activities

In the first quarter of fiscal years 2006 and 2005, we used cash in financing activities of $2.0 million and $0.3 million, respectively. This increased use of cash is primarily due to the fact that in the first quarter of fiscal 2006, we had net repayments of long-term debt of $1.8 million as compared to net borrowings of long-term debt of $5.5 million in the first quarter of fiscal 2005. This $7.3 million negative effect on financing cash flows was offset by a $6.2 million decrease in cash overdrafts. Additionally, we did not purchase any treasury stock in the first quarter of fiscal 2006 as compared to $0.4 million of purchases in the same quarter of fiscal 2005.

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

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could

THE NEWARK GROUP, INC. AND SUBSIDIARIES

change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the three-month period ended July 31, 2005.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 12 to our Annual Report on Form 10-K for the year ended April 30, 2005. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Effective May 1, 2003, this rate of return was 8.75% and has remained at that level. At April 30, 2004, the discount rate was reduced from 6.50% to 6.25% and subsequently reduced to 5.70% on April 30, 2005. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.0 million. This discount rate is based upon the demographics of the plan participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. Pension expense was $5.3 million in 2005, $6.2 million in 2004 and $4.1 million in 2003.

Goodwill

Effective May 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2005 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts for which we have information that the customer may be unable to meet its financial obligation, whether or not a bankruptcy is involved, a provision is recorded at time of occurrence (e.g. in fiscal 2004, we incurred a bad debt write-off of $3.2 million for a long-standing customer who did file for Chapter 11 protection in July 2004). For all other accounts, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of $0.3 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

Income Taxes

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

In establishing reserves against net deferred tax assets, the Company assesses recoverability based upon a computation of normalized earnings and the resultant expected utilization of those net deferred tax assets. Under FAS 109, a valuation allowance is required when it is more likely than not that some portion of the net deferred tax assets will not be realized. Realization is dependant upon, among other things, the generation of future taxable income and tax management strategies.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 8 to our Annual Report on Form 10-K for the year ended April 30, 2005.

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a ($10.0) million effect on our operating income in fiscal 2006, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a ($6.8) million effect on our operating income in fiscal 2006. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At July 31, 2005, the fair value of the 2001 Swaps represented a liability of $19.0 million and the results of hedge ineffectiveness related to these swap agreements during the three months ended July 31, 2005 and 2004 were a gain of $0.2 million and a minimal loss, respectively. There were no charges recognized for ineffectiveness in the comparable period in the prior year. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, it would have approximately a ($0.3) million effect on net earnings.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures.

During the first quarter of fiscal 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of July 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls over financial reporting.

The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None

(b)	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of The Newark Group’s shareholders was held on July 19, 2005, at which time the shareholders elected the following slate of nominees as the Board of Directors: Robert H. Mullen, Edward K. Mullen, Martin A. Chooljian, Joseph S. DiMartino, Benedict M. Kohl, Fred H. Rohn and Fred G. von Zuben. There were 3,852,242 shares of outstanding capital stock of The Newark Group entitled to vote at the meeting and each of the nominees was elected unanimously.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits:

10.12	Subordinated Installment Promissory Note, dated August 10, 2005, made by The Newark Group, Inc. in favor of Frederick G. von Zuben (incorporated by reference to Exhibit 10.12 of The Newark Group’s Current Report on Form 8-K, dated August 15, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWARK GROUP, INC.

Date: September 13, 2005

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: September 13, 2005

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)