Form 10-Q
period 2005-10-31
NEWARK GROUP, INC
filed 2005-12-15
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding at October 31, 2005 was 3,654,242.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF October 31, 2005 AND APRIL 30, 2005

(Dollars in Thousands, Except Share Data)

	October 31, 2005	April 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,490	$2,991
Accounts receivable (less allowance for doubtful accounts of $5,990 and $6,356, respectively)	106,898	119,815
Inventories	65,375	61,760
Other current assets	16,192	3,840

Total current assets	191,955	188,406

RESTRICTED CASH	256	131
PROPERTY, PLANT AND EQUIPMENT – Net	310,357	320,947
GOODWILL	45,525	47,256
LONG-TERM INVESTMENTS	16,734	16,776
OTHER ASSETS	26,223	26,568

TOTAL ASSETS	$591,050	$600,084

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,023	$85,068
Current maturities of debt	4,541	2,621
Income taxes and other taxes payable	4,969	2,979
Accrued salaries and wages	15,334	14,183
Other accrued expenses	11,906	13,981

Total current liabilities	118,773	118,832

SENIOR DEBT	76,390	79,097
SUBORDINATED DEBT	181,561	175,599
DEFERRED INCOME TAXES	7,736	5,073
PENSION OBLIGATION	28,013	27,980
SWAP OBLIGATION	14,686	22,399
OTHER LIABILITIES	6,222	6,435
MINORITY INTEREST	87	92

Total liabilities	433,468	435,507

COMMITMENTS AND CONTINGENCIES (Note 7)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (668,442 and 866,442 shares, respectively)	30,708	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	195,612	190,330
Accumulated other comprehensive loss	(9,046)	(12,354)
Treasury stock, 2,350,758 and 2,152,758 shares, respectively at cost	(60,126)	(52,251)

Total permanent stockholders’ equity	126,874	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$591,050	$600,084

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
		(As Restated)		(As Restated)
NET SALES	$217,898	$217,065	$442,341	$433,124
COST OF SALES	193,881	189,034	393,012	376,478

Gross profit	24,017	28,031	49,329	56,646

OPERATING EXPENSES:
Selling, general and administrative	19,864	20,636	40,003	41,455
Restructuring and impairments	417	128	1,249	1,078

Total operating expenses	20,281	20,764	41,252	42,533

OPERATING INCOME	3,736	7,267	8,077	14,113

OTHER (EXPENSE) INCOME:
Interest expense	(6,613)	(6,243)	(12,870)	(12,403)
Interest income	52	20	53	41
Equity in income of affiliates	434	494	1,012	1,022
Other (expense) income – net	(124)	15	(426)	290

Total other expense	(6,251)	(5,714)	(12,231)	(11,050)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(2,515)	1,553	(4,154)	3,063

INCOME TAX (BENEFIT) EXPENSE	(1,276)	356	(1,561)	1,096

NET (LOSS) EARNINGS	$(1,239)	$1,197	$(2,593)	$1,967

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(2,593)	$1,967
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	17,278	16,051
Impairment of assets	393	82
Loss on sale of property, plant and equipment	225	168
Equity in income of affiliates	(1,012)	(1,022)
Stock-based compensation expense	165	—
(Gain) loss due to hedge ineffectiveness	(210)	520
Proceeds from dividends paid by equity investments in affiliates	—	424
Deferred income tax benefit	(3,261)	(1,826)

Changes in assets and liabilities:
Decrease in accounts receivable	10,408	1,085
Increase in inventories	(4,661)	(3,401)
(Increase) decrease in other current assets	(1,732)	2,410
(Increase) decrease in other assets	(792)	373
Increase (decrease) in accounts payable and accrued expenses	(1,162)	(1,438)
Decrease in other liabilities	(1,984)	(4,889)

Net cash provided by operating activities	11,062	10,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44
Capital expenditures	(8,870)	(9,245)
Proceeds from sale of property, plant and equipment	1,084	67
Increase in restricted cash	(125)	(125)

Net cash used in investing activities	(7,911)	(9,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,174)	(6,380)
Proceeds from long-term debt	—	19,025
Changes in cash overdraft	519	(10,550)
Purchase of treasury stock	—	(1,092)

Net cash (used in) provided by financing activities	(1,655)	1,003

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(997)	(478)

NET INCREASE IN CASH AND CASH EQUIVALENTS	499	1,770

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,991	2,003

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,490	$3,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,865	$12,876

Income Taxes	$1,054	$738

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Note issued in connection with stock repurchase	$7,875	$—

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2005

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2005	$126,159	$(12,354)	$(52,251)	$190,330	$374	$60

Net loss	(2,593)	—	—	(2,593)	—	—	$(2,593)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of taxes of $727)	(1,091)	(1,091)	—	—	—	—	(1,091)
Change in fair value of cash flow hedges (net of taxes of $2,933)	4,399	4,399	—	—	—	—	4,399
Acquisition of treasury stock, at cost	—	—	(7,875)	7,875	—	—	—

BALANCE OCTOBER 31, 2005	$126,874	$(9,046)	$(60,126)	$195,612	$374	$60	$715

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006 due to seasonal and other factors. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2005 included in our annual report on Form 10-K.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $5,108 and $4,589 as of October 31, 2005 and April 30, 2005, respectively.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

period consolidated financial statements presented in this Form 10-Q have been restated to retroactively apply the FIFO method of accounting as depicted in the following table:

	Three Months Ended October 31, 2004			Six Months Ended October 31, 2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cost of Sales	$189,219	$(185)	$189,034	$377,057	$(579)	$376,478
Earnings from Continuing Operations	$1,368	$185	$1,553	$2,484	$579	$3,063
Net Income	$1,086	$111	$1,197	$1,619	$348	$1,967

Inventories	$57,315	$7,759	$65,074	$57,315	$7,759	$65,074

Inventories consist of the following:

	October 31, 2005	April 30, 2005
Raw Materials	$23,013	$22,629
Finished Goods	39,533	35,963
Other Manufacturing Supplies	2,829	3,168

	$65,375	$61,760

3.	LONG-TERM DEBT

	October 31, 2005	April 30, 2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	7,841	9,009
Industrial Revenue Bonds (3)	69,310	70,780
Subordinated Notes (4)	7,748	1,077
All other	2,593	1,451

Total Debt	262,492	257,317
Less Current Portion	(4,541)	(2,621)

Long-Term Debt	$257,951	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of October 31, 2005 the Company has $82,761 in letters of credit obligations outstanding ($70,469 of which has been used to enhance security for the industrial revenue bonds), $7,841 in loans outstanding and $59,398 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following (1) Prime plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rate of interest as of October 31, 2005 is 4.88%. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,750, Mobile IRB of $4,975, Natick IRB of $40, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of October 31, 2005. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 2.70% to 6.75% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Maturities of Debt.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 9), the Company issued a Subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2005, the remaining balance on the note is $6,910.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30 million maximum level of annual capital expenditures and certain leverage ratios. At October 31, 2005, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as certain real estate.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At October 31, 2005 and April 30, 2005, the fair value of the swaps represented a liability of $14,686 and $22,399, respectively, the decrease resulting from a scheduled principal payment and the affects of the change in foreign currency exchange rates. The Company has recognized income of $210 and a charge of $266 within Other (expense) income – net on the consolidated statements of operations, related to hedge ineffectiveness, during the six months ended October 31, 2005 and 2004, respectively.

The Company is involved in the use of derivative financial instruments, in the form of cross-currency interest rate swaps and various hedging transactions, to manage interest rate risk, foreign currency exchange risk, certain energy price risks and other raw material price risks. The Company is exposed to credit losses in the event of non-performance by the counterparties to its derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

4.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Service Cost	$998	$1,156	$2,160	$2,099
Interest Cost on Projected Benefit Obligation	1,984	1,642	3,538	3,108
Expected Return on Assets (Gain) Loss	(2,481)	(1,791)	(4,000)	(3,038)
Net Amortization	575	297	917	684

Net Pension Expense	$1,076	$1,304	$2,615	$2,853

The Company estimates a minimum cash contribution to its domestic pension plans of approximately $7,000 during fiscal year ending April 30, 2006, and has made a contribution of $1,600 towards that total during the six months ended October 31, 2005. As of October 31, 2005, 77% of the plan’s assets were in equity investments, 14% in fixed-income securities and 9% in commercial paper, cash and other.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Service Cost	$47	$32	$95	$63
Interest Cost on Projected Benefit Obligation	59	22	117	71
Expected Return on Assets (Gain) Loss	(54)	(51)	(107)	(85)
Net Amortization	—	12	—	12

Net Pension Expense	$52	$15	$105	$61

5.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended October 31, 2005 and 2004:

2006 Restructuring

Dismantling costs in the Paperboard segment relate to continued costs to exit two facilities closed in prior periods. The severance costs and asset impairment charges for the quarter relate to our mill in Natick, MA, the closing of which was announced in September 2005. Upon closure, there will be 58 severed employees, primarily representing the hourly workforce. The decision to close the mill was made based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The Converted Products segment incurred additional exit costs at two facilities closed in prior periods.

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

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
October 31, 2005
Severance	$146	$—	$146
Dismantling, Mothballing & Other	101	37	138
Asset Impairment	115	18	133

Total Charges	$362	$55	$417

October 31, 2004
Severance	$62	$13	$75
Dismantling, Mothballing & Other	(154)	166	12
Asset Impairment	32	9	41

Total Charges	$(60)	$188	$128

THE NEWARK GROUP, INC. AND SUBSIDIARIES

For the Six Months Ended October 31, 2005 and 2004:

2006 Restructuring

The Paperboard segment incurred $236 of expenses related to the maintenance of three facilities closed in prior years. The remaining $261 in this segment are comprised of severance costs and asset impairment charges related to the announced closing of our Natick, MA facility. Within the Converted Products segment, the majority of both dismantling and impairment charges relate to a certain leased facility which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within corporate represents the loss on the sale of a previously restructured facility in Greenville, SC. Gross proceeds on the sale were $1,078.

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

The components of the Company’s plant restructuring and impairments incurred for the six months ended:

	Paperboard	Converted Products	Corporate	Total
October 31, 2005
Severance	$146	$—	$—	$146
Dismantling, Mothballing & Other	236	308	166	710
Asset Impairment	115	278	—	393

Total Charges	$497	$586	$166	$1,249

October 31, 2004
Severance	$76	$137	$—	$213
Dismantling, Mothballing & Other	65	724	—	789
Asset Impairment	32	44	—	76

Total Charges	$173	$905	$—	$1,078

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2005 Accrual Balance	$46	$—	$46
Restructuring Charges for the Six Months Ended October 31, 2005	710	146	856
Amounts Paid Against 2005 Accruals	(46)	—	(46)
Amounts Paid Against 2006 Accruals	(670)	—	(670)

October 31, 2005 Accrual Balance	$40	$146	$186

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2005 (1)	Costs for the Six Months Ended October 31, 2005 (2)	Estimated Costs to Complete Initiatives as of October 31, 2005	Total Estimated Costs of Initiatives as of October 31, 2005
Paperboard	$13,891	$483	$1,313	$15,687
Converted Products	1,531	586	525	2,642

	$15,422	$1,069	$1,838	$18,329

(1)	Of the $15,422 in cumulative restructuring costs, $7,089 were non-cash charges related to asset impairment.
(2)	The total costs incurred in the six months ended October 31, 2005, $1,069, does not agree with the six month total charges of $1,249 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

6.	INCOME TAXES

In determining the Company’s consolidated tax rate, an annual effective rate is computed for each taxable jurisdiction.

During the six months ended October 31, 2005, the Company recorded a net increase to its valuation allowance of $292. An increase of $582, related to the expected non-realization of certain net operating losses in the State of Ohio, was recorded along with an additional increase of $743 for net operating losses which are expected to expire unused. These increases were offset by non-expiring state tax credits of $1,033 which, based on initial tax planning strategies, are expected to be realized. However, the Company continually evaluates and modifies strategies and the ultimate form of utilization of these tax credits may change.

Also during this period, the Company repatriated approximately $612 in dividends from its European subsidiary. Taxes for this repatriation were provided for at April 30, 2005 and this transaction reduced the Company’s deferred tax asset for the net operating loss by approximately $216.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Identifiable assets are accumulated by facility within each business segment.

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
		(As Restated)		(As Restated)
Sales (aggregate):
Paperboard	$148,442	$150,306	$302,564	$300,521
Converted Products	70,893	69,167	142,033	139,221
International	36,915	36,090	76,097	72,671

Total:	$256,250	$255,563	$520,694	$512,413

Less sales (inter-segment):
Paperboard	$(36,487)	$(36,743)	$(74,483)	$(75,734)
Converted Products	(1,891)	(1,779)	(3,898)	(3,624)
International	26	24	28	69

Total:	$(38,352)	$(38,498)	$(78,353)	$(79,289)

Sales (external customers):
Paperboard	$111,955	$113,563	$228,081	$224,787
Converted Products	69,002	67,388	138,135	135,597
International	36,941	36,114	76,125	72,740

Total:	$217,898	$217,065	$442,341	$433,124

Operating Income:
Paperboard	$4,668	$8,745	$10,820	$16,588
Converted Products	(657)	(2,276)	(2,281)	(3,906)
International	3,773	4,782	7,624	8,724

Total Segment Operating Income:	7,784	11,251	16,163	21,406

Corporate Expense	4,048	3,984	8,086	7,293

Total Operating Income:	3,736	7,267	8,077	14,113

Interest Expense	(6,613)	(6,243)	(12,870)	(12,403)
Interest Income	52	20	53	41
Equity in Income of Affiliates	434	494	1,012	1,022
Other (Expense) Income, Net	(124)	15	(426)	290

(Loss) Earnings from Continuing Operations Before Income Taxes	(2,515)	1,553	(4,154)	3,063
Income Tax (Benefit) Expense	(1,276)	356	(1,561)	1,096

(Loss) Earnings from Continuing Operations	$(1,239)	$1,197	$(2,593)	$1,967

Depreciation and Amortization:
Paperboard	$5,720	$5,375	$11,437	$10,660
Converted Products	1,319	1,135	2,624	2,206
International	1,062	1,121	2,125	2,072
Corporate	545	573	1,092	1,113

Total:	$8,646	$8,204	$17,278	$16,051

Purchases of Property, Plant and Equipment:
Paperboard	$3,940	$2,593	$7,071	$6,003
Converted Products	710	1,254	1,030	3,009
International	185	76	629	186
Corporate	129	32	140	47

Total:	$4,964	$3,955	$8,870	$9,245

			October 31, 2005	April 30, 2005
Identifiable Assets:
Paperboard			$331,776	$332,259
Converted Products			97,206	97,479
International			127,364	137,606
Corporate			34,704	32,740

Total:			$591,050	$600,084

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	October 31, 2005	October 31, 2004
Sales to Unaffiliated Customers
United States	$361,024	$355,874
Europe	76,125	72,740
Canada	5,192	4,510

Total	$442,341	$433,124

	October 31, 2005	April 30, 2005
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$294,468	$301,979
Europe	54,229	59,452
Canada	7,204	6,793

Total	$355,901	$368,224

9.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two Directors of the Company. For each of the six-month periods ended October 31, 2005 and 2004, the amount paid to that company under the lease was $174.

On August 10, 2005, the Company completed the purchase from its former Chairman and current Director of the 198,000 shares of the Company’s common stock owned by him. On July 5, 2005, this director had exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875, which amount is to be paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005 and the balance being due in 40 equal and consecutive quarterly installments, with interest, commencing on October 1, 2005, and continuing thereafter on the first day of the months of January, April, July and October. Interest will accrue on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets.

The paperboard mills in our International segment purchased approximately $4,379 and $4,934 of raw material from affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2005 and 2004, respectively.

The International segment also recorded sales of approximately $1,064 and $830 to two affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2005 and 2004, respectively.

The Company paid approximately $2,533 and $2,506 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the six-month periods ended October 31, 2005 and 2004, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and on the Annual Report on Form 10-K dated April 30, 2005.

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

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton (predominately uncoated), core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the five largest participants in this industry. No single customer accounted for more than 2.8% of our sales in our fiscal year ended April 30, 2005.

We operate in three segments—Paperboard, Converted Products and International—and our products can be categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tube, core and allied products; and (v) solidboard packaging products. In our Paperboard segment we handle recovered paper and manufacture grades of recycled paperboard used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment we manufacture tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we manufacture 100% recycled paperboard, laminated products and graphicboard and solidboard packaging, primarily for the European market.

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

Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost, energy cost and freight costs. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are also impacted by the highly competitive environment in which we operate. This competition, combined with the business slowdown that began during fiscal year 2000, resulted in decreased industry capacity utilization rates, which for us hit a low of 89% in fiscal 2002. As a result, we initiated a mill capacity rationalization program which led to the closures of five paperboard mills between October 2001 and July 2003. Combined, these five closures resulted in a capacity reduction of approximately 300,000 tons per year, which led to approximately $30 million per year of overhead savings and loss avoidance. As a result of these closures, and a shift of business to other mills, our paperboard mills’ capacity utilization rates were 95% for the six-month period ended October 31, 2005, despite our loss of approximately four machine days of production in our southeastern US mill during a two-day shutdown in the quarter ended July 31, 2005 due to Hurricane Dennis and the loss of another sixteen machine days at the same mill during the quarter ended October 31, 2005 due to Hurricane Katrina. Additionally, in September 2005, we announced the closure of our Natick,

THE NEWARK GROUP, INC. AND SUBSIDIARIES

MA mill. This will reduce overall production capacity by 48,000 tons per annum, though we expect to transfer nearly all tons currently produced at Natick to our other mills. This closure is expected to result in approximately $3.0 million per year in fixed-cost savings.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced declined from $101 per ton in fiscal 2001 to $75 per ton in fiscal 2002, a decrease of 26%, before increasing by 35% to $102 per ton in fiscal 2003. Fiscal 2004 saw a slight reduction of 3% to $99 per ton though recovered paper prices increased by $17 per ton, or 17%, to $116 per ton in fiscal 2005. For the six-month period ended October 31, 2005, recovered paper prices decreased $3 per ton from the average fiscal 2005 prices, to $113 per ton, and $3 per ton when compared to the second quarter of fiscal 2005.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $73, $68 and $58 per ton of paperboard produced in fiscal years 2005, 2004 and 2003, respectively, as compared to $43 per ton in 2000. This increase primarily is due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Despite our hedging efforts, our average energy cost per ton for the current fiscal quarter ended October 31, 2005 was $83, an increase of 31% when compared to the same fiscal quarter of 2005. During the second quarter ended October 31, 2005, in an effort to offset the increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments that will be in place until a certain natural gas indexed price hits a predetermined level. The benefits of this surcharge only began to be realized during the last month of the quarter, and as a result, the full impact on our results of operations has not yet been realized.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot maintain our operating margins in the face of meaningful cost increases. We experience a reduction in margin during periods of recovered paper cost increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations still will be materially and adversely affected by time delays in the implementation of price increases. Price increases for sales from our Paperboard and Converted Products segments were announced commencing in April 2004, with a second price increase announced in September 2004.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated. All prior periods have been restated to reflect the Company’s change in inventory valuation (see Note 2 to the accompanying consolidated financial statements).

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Net Sales
Paperboard	$111,955	$113,563	$228,081	$224,787
Converted Products	69,002	67,388	138,135	135,597
International	36,941	36,114	76,125	72,740

Total	$217,898	$217,065	$442,341	$433,124

Cost of Sales
Paperboard	$98,678	$96,368	$200,533	$191,202
Converted Products	64,571	64,106	129,739	128,006
International	30,632	28,089	62,740	57,031
Corporate	—	471	—	239

Total	$193,881	$189,034	$393,012	$376,478

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended October 31		Six Months Ended October 31
	2005	2004	2005	2004
		(As Restated)		(As Restated)
SG&A
Paperboard	$8,246	$8,511	$16,231	$16,824
Converted Products	5,033	5,370	10,091	10,592
International	2,536	3,243	5,761	6,985
Corporate	4,049	3,512	7,920	7,054

Total	$19,864	$20,636	$40,003	$41,455

Restructuring
Paperboard	$362	$(60)	$497	$173
Converted Products	55	188	586	905
Corporate	—	—	166	—

Total	$417	$128	$1,249	$1,078

Operating Income (Loss)
Paperboard	$4,668	$8,745	$10,820	$16,588
Converted Products	(657)	(2,276)	(2,281)	(3,906)
International	3,773	4,782	7,624	8,724
Corporate	(4,048)	(3,984)	(8,086)	(7,293)

Total	$3,736	$7,267	$8,077	$14,113

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended October 31,		Six Months ended October 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.0	87.1	88.8	86.9
Selling, general and administration expenses	9.1	9.5	9.0	9.6
Restructuring and impairments	0.2	0.1	0.3	0.2
Operating income	1.7	3.3	1.8	3.3
Interest expense	3.0	2.9	2.9	2.9
Income tax expense	(0.6)	0.2	(0.4)	0.3
Net earnings	(0.6)	0.6	(0.6)	0.5

Results of Operations

Six Months Ended October 31, 2005 Compared to Six Months Ended October 31, 2004

Overview

Net Sales. Net sales for the six months ended October 31, 2005 were $442.3 million, 2% greater than $433.1 million in the same six-month period of the prior year. This increase is predominantly the result of the realization of previously announced price increases in our North American segments, a 17% increase in foreign converting sales volume and a 1% increase in foreign converting sales price.

Cost of Sales. Cost of sales for the six months ended October 31, 2005 increased 4% to $393.0 from $376.5 million during the six months ended October 31, 2004. This increase was driven by increases in both energy and freight costs, which increased 21% and 11%, respectively, or approximately $8.2 million and $5.0 million, respectively.

SG&A. SG&A decreased 4% in the six months ended October 31, 2005 to $40.0 million as compared to $41.5 million in the six months ended October 31, 2004. This improvement resulted from the recovery of debts that had been written off in prior periods in our International segment and a lower provision for bad debts in our North American segments, as well as our continued focus on cost reduction initiatives.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Restructuring and Impairments. We recorded restructuring charges of $1.2 million during the six-month period ended October 31, 2005 as compared to $1.1 million during the six-month period ended October 31, 2004. Current year expenses include on-going costs related to previously shut down operations in our Converted Products and Paperboard segments, costs for the pending shut-down of our Natick, MA mill, and a loss on the sale of a previously restructured facility sold in June 2005. Included in the charges for the six months ended October 31, 2005 are non-cash impairment charges of $0.1 million related to our Natick, MA mill and $0.3 million for the impairment of a facility in our Converted Products segment.

Operating Income. Operating income was 43% lower during the six-month period ended October 31, 2005 when compared to the six-month period ended October 31, 2004, or $8.1 million compared to $14.1 million, respectively. This decrease is mainly the result of the increased energy costs and freight costs.

Paperboard

Net sales in the Paperboard segment increased by $3.3 million, or 2%, to $228.1 million for the six months ended October 31, 2005 compared to $224.8 million in the six months ended October 31, 2004. This increase resulted primarily from the realization of previously announced price increases on our paperboard products, as well as a 1% increase in the volume of recovered paper we sell to third parties offset by a 6% decrease in the per ton price of such recovered paper.

Overall cost of sales increased $9.3 million, or 5%, from $191.2 million in the six months ended October 31, 2004 to $200.5 million in the current six-month period. Energy and freight cost increases are primarily responsible for the growth in cost of sales, increasing 22%, or $7.7 million, and 12%, or $4.2 million, respectively, when comparing the six months ended October 31, 2005 and 2004, respectively. These increases were offset by a 1% decline in the overall cost of recovered paper purchased.

Restructuring costs increased $0.3 million to $0.5 million in the six-month period ended October 31, 2005 from $0.2 million during the same period of 2004. The charges incurred during the current fiscal year represent continued costs to exit previously shut down locations as well as new charges for the announced upcoming closure of the Natick, MA plant, and include $0.1 million of non-cash impairment of fixed assets.

Our mill utilization rates decreased to 95% during the six months ended October 31, 2005 as compared to 96% in the six months ended October 31, 2004, as result of our Mobile, AL mill losing 20 machine days as a result of Hurricanes Dennis and Katrina.

SG&A decreased 4% from $16.8 million in the six-month period ended October 31, 2004 to $16.2 million in the same period of 2005, primarily the result of a lower provision for bad debts and overall cost reduction initiatives.

Operating Income for the Paperboard segment decreased 35%, from $16.6 million in the period ended October 31, 2004 to $10.8 million in the period ended October 31, 2005, primarily due to the increased energy and freight costs.

Converted Products

Net sales in the Converted Products segment increased $2.5 million, or 2%, to $138.1 million for the six-month period ended October 31, 2005 compared to $135.6 million for the six-month period ended October 31, 2004. This increase is mainly due to a 5% increase in sales price resulting from previously announced price increases on our converted products offset by a 4% decrease in volume.

Cost of sales increased $1.7 million, or 1%, in the six-month period ended October 31, 2005 when compared to the six-month period ended October 31, 2004. This increase is the result of higher costs of chemicals and packaging supplies, as well as five additional months of operation at our NSP start-up facility which began production in October 2004.

Restructuring costs were $0.6 million in the six months ended October 31, 2005, a $0.3 million decrease from $0.9 million in the six months ended October 31, 2004. Current year charges reflect continued costs to exit restructured facilities. Prior year costs included charges for the closing of two plants which were closed in the six months ended October 31, 2004. Included in total restructuring costs in the six months ended October 31, 2005 and 2004 are non-cash impairment charges of $0.4 million and $0.1 million, respectively.

SG&A decreased 5% from $10.6 million in the six months ended October 31, 2004 to $10.1 million in the six months ended October 31, 2005 due primarily to the continuation of cost reduction initiatives.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Operating loss improved $1.6 million from a loss of $3.9 million in the six months ended October 31, 2004 to a loss of $2.3 million in the six months ended October 31, 2005. This improvement is the result of the increased sales price realization and cost reduction initiatives.

International

Net sales in the International segment increased by $3.4 million, or 5%, to $76.1 million in the six months ended October 31, 2005 compared to $72.7 million in the six months ended October 31, 2004 due to a 17% increase in converting volumes and a 1% increase in converting sales price (excluding the effects of foreign currency exchange rates), which more than offset a 1% mill volume decrease.

Cost of sales in the International segment was $62.7 million the six months ended October 31, 2005 as compared to $57.0 million for the six months ended October 31, 2004, an increase of $5.7 million, or 10%. Excluding the effects of foreign currency exchange rates, this increase is the result of an 8% overall increase in freight costs and an 18% increase in energy costs. Approximately 50% of the energy cost increase is attributable to a malfunction of the turbine at San Andrés and is in the process of being repaired.

SG&A in the International segment decreased 18%, or $1.2 million, in the six months ended October 31, 2005 when compared to the six months ended October 31, 2004. This improvement is primarily the result of the recovery of bad debts that had been written off in prior periods.

Operating income for the International segment was $7.6 million in the six months ended October 31, 2005, 13% lower than the $8.7 million for the six months ended October 31, 2004. This decrease in operating income is primarily the result of the increased energy and freight costs offset by converting volume and overall sales price increases.

Corporate

Unallocated corporate expense increased by $0.8 million to $8.1 million in the first six months of fiscal 2006. This increase is primarily the result of increased professional fees.

Other (Expense)/Income

Interest expense increased from $12.4 million in the six months ended October 31, 2004 to $12.9 million in the six months ended October 31, 2005, primarily due to higher interest rates on our variable rate debt. Average outstanding borrowings decreased from $262.7 million during the period ended October 31, 2004 to $259.9 million during the period ended October 31, 2005.

Excluding Interest expense, Other income - net decreased from income of $1.4 million in the six months ended October 31, 2005 to income of $0.6 million in the six months ended October 31, 2005. This decrease in Other Income is primarily due to unfavorable swings in foreign currency exchange rates.

Income Tax (Benefit) Expense

In determining our consolidated tax rate, we compute an annual effective rate for each taxable jurisdiction.

During the six months ended October 31, 2005, we recorded a net increase to our valuation allowance of $292. An increase of $582, related to the expected non-realization of certain net operating losses in the State of Ohio, was recorded along with an additional increase of $743 for net operating losses which are expected to expire unused. These increases were offset by non-expiring state tax credits of $1,033 which, based on initial tax planning strategies, are expected to be realized. However, we continually evaluate and modify strategies and the ultimate form of utilization of these tax credits may change.

Also during this period, we repatriated approximately $612 in dividends from our European subsidiary. Taxes for this repatriation were provided for at April 30, 2005 and this transaction reduced our deferred tax asset for the net operating loss by approximately $216.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net Income

In summary, our net income, which decreased from income of $2.0 million in the six months ended October 31, 2004 to a net loss of $2.6 million in the six months ended October 31, 2005, was adversely affected by the continued increase in worldwide energy and freight costs which more than offset the realization of previously announced price increases.

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Overview

Net Sales. Net sales for the quarter ended October 31, 2005 were $217.9 million, $0.8 million greater than $217.1 million in the quarter ended October 31, 2004. This increase is predominantly the result of the realization of prior announced price increases in our North American segments and an 18% increase in foreign converting sales volume.

Cost of Sales. Cost of sales for the quarter ended October 31, 2005 increased 3% to $193.9 million from $189.0 million during the quarter ended October 31, 2004. This increase was driven by increases in both energy and freight costs, which increased 32% and 10%, or $5.9 million and $2.4 million, respectively, which more than offset a 9% decline in overall recovered paper costs.

SG&A. SG&A decreased 4% in the quarter ended October 31, 2005 to $19.9 million as compared to $20.6 million in the quarter ended October 31, 2004. This improvement resulted from the collection of certain debts that had been deemed uncollectible in our International segment and a lower provision for bad debts in our North American segments, as well as our continued focus on cost containment.

Restructuring and Impairments. We recorded restructuring charges of $0.4 million during the quarter ended October 31, 2005 as compared to $0.1 million during the quarter ended October 31, 2004. Current quarter expenses include on-going costs related to previously shut down operations in our Converted Products and Paperboard segments as well as new charges for the announced upcoming closure of the Natick, MA plant. Current restructuring costs include non-cash impairment on the assets of the Natick, MA mill of $0.1 million.

Operating Income. Operating income was 49% lower during the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004. Current quarter Operating income was $3.7 million compared to $7.3 in the same quarter last year. This decrease is mainly the result of the increased energy and freight costs which more than offset the realization of previously announced price increases and the reduction in the cost of recovered paper.

Paperboard

Net sales in the Paperboard segment decreased 1%, or $1.6 million, in the quarter ended October 31, 2005 when compared to the quarter ended October 31, 2004, the result of a 1% decrease in volume.

Overall cost of sales increased $2.3 million, or 2%, from $96.4 million in the quarter ended October 31, 2004 to $98.7 million in the quarter ended October 31, 2005. Energy and freight cost escalation are primarily responsible for the growth in cost of sales, 30% or $5.2 million, and 11% or $1.9 million, respectively, when compared to the quarter ended October 31, 2004. These increases were offset by a 9% decline in the overall cost of recovered paper costs.

Restructuring costs were $0.4 million in the quarter ended October 31, 2005 compared to ($0.1) million during the quarter ended October 31, 2004. The charges incurred during the current quarter represent continued costs to exit previously shut down locations as well as new charges for the announced upcoming closure of the Natick, MA plant, and include $0.1 million of non-cash impairment on fixed assets.

Our mill utilization rates declined to 94% during the quarter ended October 31, 2005 as compared to 95% in the quarter ended October 31, 2004. This decrease is the result of the hurricanes that plagued the Gulf Coast this three-month period causing a loss of 16 machine days at our Mobile, AL mill.

SG&A decreased 3% from $8.5 million in the quarter ended October 31, 2004 to $8.2 million in the quarter ended October 31, 2005 primarily due to a decrease in the provision for bad debts.

Operating income for the Paperboard segment decreased 47%, from $8.7 million to $4.7 million, in the quarters ended October 31, 2004 and 2005, respectively, primarily due to the increased energy and freight costs referred to above which was partially offset by the decrease in overall recovered paper costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Converted Products

Net sales in the Converted Products segment were 2%, or $1.6 million, higher when comparing the quarter ended October 31, 2005 to the quarter ended October 31, 2004. This improvement is mainly due to a 6% increase in sales price for our converted products, realized from previously announced price increases, offset by a 5% decrease in volume.

Cost of sales increased 1%, or $0.5 million, to $64.6 million, when comparing the quarters ended October 31, 2005 and 2004. This increase is partly the result of two additional months of operation at our NSP start-up facility which began production in October 2004, as well as increased costs of chemicals and packaging supplies.

Restructuring costs were $0.1 million in the quarter ended October 31, 2005, a $0.1 million decrease from $0.2 million in the quarter ended October 31, 2004. Expenses in each of these quarters represent on-going charges relating to prior closures.

SG&A decreased 6% from $5.4 million in the quarter ended October 31, 2004 to $5.0 million in the quarter ended October 31, 2005 due primarily to cost reduction initiatives.

Operating loss for the Converted Products segment improved $1.6 million when comparing the quarters ended October 31, 2005 and 2004, respectively, from $2.3 million to $0.7 million. This improvement is the result of the realization of previously announced price increases as well as continued cost reduction initiatives.

International

Net sales in the International segment improved 2%, or $0.8 million, to $36.9 million in the quarter ended October 31, 2005 compared to $36.1 million in the same quarter last year primarily due to an 18% increase in converting volumes. The converting volume increase was offset by a 3% decrease in converting sales price, primarily due to product mix.

Cost of sales in the International segment was $30.6 million the quarter ended October 31, 2005 as compared to $28.1 million in the quarter ended October 31, 2004, an increase of $2.5 million, or 9%. This increase is the result of a 22% increase in energy costs, 60% of which is attributable to the turbine malfunction at San Andrés, as well as 21% and 14% increases in board and freight costs, respectively.

SG&A in the International segment showed a $0.7 million, or 22%, improvement in the quarter ended October 31, 2005 when compared to the quarter ended October 31, 2004, or $2.5 million compared to $3.2 million, respectively. This improvement is primarily the result of the recovery of bad debts that had been written off in prior periods.

Operating income for the International segment was $3.8 million in the quarter ended October 31, 2005, 21% lower than the $4.8 million reported in the quarter ended October 31, 2004. This decrease in operating income is the result of the increased energy, freight and board costs discussed above.

Corporate

Unallocated corporate expense remained constant at $4.0 million for each of the quarters ended October 31, 2005 and 2004.

Other (Expense)/Income

Interest expense increased from $6.2 million in the quarter ended October 31, 2004 to $6.6 million in the quarter ended October 31, 2005, primarily due to higher interest rates on our variable rate debt. Average outstanding borrowings decreased $3.2 million, from $265.9 million to $262.7 million.

Excluding Interest expense, Other income - net decreased from income of $0.5 million in the quarter ended October 31, 2004 to income of $0.4 million in the quarter ended October 31, 2005. This decrease in Other Income is primarily due to unfavorable swings in foreign currency exchange rates.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Income Tax (Benefit) Expense

In determining our consolidated tax rate, we compute an annual effective rate for each taxable jurisdiction.

During the quarter ended October 31, 2005, we recorded a $0.3 million net reduction to our valuation allowance. An increase in the allowance of $0.7 million, for net operating losses expected to expire unused, was offset by non-expiring state tax credits of $1.0 million which, based on initial tax planning strategies, are expected to be realized. However, we continually evaluate and modify strategies and the ultimate form of utilization of these tax credits may change.

Additionally during this quarter, we repatriated approximately $0.6 million as dividends from our European subsidiary. Taxes for this repatriation were provided for at April 30, 2005 and this transaction reduced our deferred tax asset for the net operating loss by approximately $0.2 million.

Net Income

In summary, our net income decreased from income of $1.2 million in the quarter ended October 31, 2004 to a net loss of $1.2 million in the quarter ended October 31, 2005. Net income was adversely affected by the continued increase in energy and freight costs.

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, meet operating lease obligations, meet obligations to our lenders, and finance working capital requirements and other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources are sufficient to meet the current and anticipated cash requirements of our operations.

As discussed in our Annual Report on Form 10-K for the year ended April 30, 2005, we have provided income taxes of $2.3 million for the repatriation of $6.4 million of foreign earnings in the form of dividends. During the six months ended October 31, 2005, we repatriated a total of $7.3 million, only $0.6 million of which was in the form of a dividend and therefore taxable in the United States. This transaction reduced our deferred tax asset for the net operating loss by approximately $0.2 million.

Capital Expenditures. Our total capital expenditures were $8.9 million and $9.2 million in the first six months of fiscal 2006 and 2005, respectively of which $0.4 million and $0.9 million, respectively, were spent on the Fitchburg mill. Through October 31, 2005, we have made capital expenditures of approximately $177.2 million on the Fitchburg mill. We expect our total fiscal 2006 capital expenditures to be under $25.0 million.

Borrowings

At October 31, 2005, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

October 31, 2005
Senior revolving credit facility(1)	$7.8
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	69.3
Other(2)	10.4

Total debt	$262.5

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.
(2)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 9 to the accompanying consolidated financial statements), the Company issued a subordinated note on August 10, 2005 for $7.9 million to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2005, the remaining balance on the note is $6.9 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are issued, in part, as security for our industrial revenue bonds. As of October 31, 2005, we had approximately $82.8 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $7.8 million of other borrowings outstanding under the facility, leaving us with availability of approximately $59.4 million under the revolver.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of October 31, 2005, we were in compliance with all financial covenants.

Effective May 1, 2006, pursuant to the senior secured revolving credit facility, our current interest coverage test will increase from the ratio of 2.0:1 to a ratio of 2.25:1. This will require, on each measurement date, that our Adjusted EBITDA, as defined in the credit facility agreement, be greater than 2.25 times our cash interest expense. At October 31, 2005, our actual interest coverage ratio was 2.1:1.

In March 2004, we completed an offering of $175.0 million of 9.75% senior subordinated notes with a maturity date of March 12, 2014. We pay interest semi-annually on March 15 and September 15 of each year. We cannot redeem the Notes before March 15, 2009, except as described below. On or after that date, we may redeem them at specified prices. However, on or before March 15, 2007, we may redeem up to 35% of the original principal amount of the Notes at 109.75% of their face amount, plus accrued interest, with money we raise from certain public equity offerings. The Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore, are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

We are also parties to a series of cross-currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At October 31, 2005 the fair value of the 2001 Swaps represented a liability of $14.7 million.

Additionally, in our effort to manage costs, we have entered into several energy price hedges. At October 31, 2005 the fair value of these hedges was an asset of $6.3 million.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2006 (1)	$1.0
2007 (2)	12.4
2008	2.9
2009	2.9
2010	3.0
Thereafter	240.3

(1)	Represents remaining obligations for the fiscal year ended April 30, 2006.
(2)	Includes $7.8 million due under revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the six months ended October 31, 2005 and 2004, we generated cash from operating activities of $11.1 million and $10.5 million, respectively. This $0.6 million increase in cash generated from operations is mainly the result of lower accounts receivable, which was offset by higher prepaid expense and other receivable balances, as well as decreased earnings resulting from the higher energy and freight costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net cash used in investing activities

In the six months ended October 31, 2005 and 2004, we used $7.9 million and $9.3 million of cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $1.0 million more in proceeds from the sale of property, plant and equipment as well as $0.4 million less of capital expenditures.

Net cash used in financing activities

In the six-month period ended October 31, 2005 we used cash in financing activities of $1.7 million while in the six-month period ended October 31, 2004, financing activities provided cash of $1.0 million. This increased use of cash is primarily due to the fact that in the current six-month period, we had net repayments of long-term debt of $2.2 million as compared to net borrowings of long-term debt of $12.6 million in the same period last year. This $14.8 million negative effect on financing cash flows was offset by an $11.0 million decrease in cash overdrafts. Additionally, there were no cash purchases of treasury stock in the six-month period ended October 31, 2005 as compared to $1.1 million of purchases in the six-month period ended October 31, 2004.

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

Inflation

Changes in raw material and energy prices have had and continue to have a material effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the six-month period ended October 31, 2005.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 12 to our Annual Report on Form 10-K for the year ended April 30, 2005. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Effective May 1, 2003, this rate of return was 8.75%. At April 30, 2004, the discount rate was reduced from 6.50% to 6.25% and subsequently reduced to 5.70% on April 30, 2005. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.0 million. This discount rate is based upon the demographics of the plan participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. Pension expense was $6.2 million in 2004, $5.3 million in 2005 and is expected to be $4.8 million in 2006.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts for which we have information that the customer may be unable to meet its financial obligation, whether or not a bankruptcy is involved, a provision is recorded at time of occurrence. For all other accounts, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of $0.2 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on costs and our profitability. We estimate that a 10% increase in the purchase price of recovered paper consumed, with no corresponding increase in the prices of finished products, would have approximately a ($11.5) million effect on our operating income in fiscal 2006, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a ($9.5) million effect on our operating income in fiscal 2006. We utilize derivative financial instruments in an attempt to partially hedge our energy price risk on some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At October 31, 2005, the fair value of the 2001 Swaps represented a liability of $14.7 million and the results of hedge ineffectiveness related to these swap agreements during the six months ended October 31, 2005 and 2004 were a gain of $0.2 and $0.3 million, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

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

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures.

During the first six months of fiscal 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of October 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(b) Changes in internal controls over financial reporting.

The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWARK GROUP, INC.

Date: December 14, 2005

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: December 14, 2005

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)