Form 10-Q
period 2006-01-31
NEWARK GROUP, INC
filed 2006-03-16
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding at January 31, 2006 was 3,654,242.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF January 31, 2006 AND APRIL 30, 2005

(Dollars in Thousands, Except Share Data)

	January 31, 2006	April 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,437	$2,991
Accounts receivable (less allowance for doubtful accounts of $5,654 and $6,356, respectively)	107,593	119,815
Inventories	65,361	61,760
Other current assets	11,418	3,840

Total current assets	188,809	188,406

RESTRICTED CASH	69	131
PROPERTY, PLANT AND EQUIPMENT – Net	307,221	320,947
GOODWILL	45,593	47,256
LONG-TERM INVESTMENTS	16,396	16,776
OTHER ASSETS	28,067	26,568

TOTAL ASSETS	$586,155	$600,084

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,745	$85,068
Current maturities of debt	5,527	2,621
Income taxes and other taxes payable	4,075	2,979
Accrued salaries and wages	14,092	14,183
Other accrued expenses	16,512	13,981

Total current liabilities	117,951	118,832

SENIOR DEBT	79,657	79,097
SUBORDINATED DEBT	181,264	175,599
DEFERRED INCOME TAXES	8,159	5,073
PENSION OBLIGATION	28,067	27,980
SWAP OBLIGATION	15,038	22,399
OTHER LIABILITIES	6,178	6,435
MINORITY INTEREST	87	92

Total liabilities	436,401	435,507

COMMITMENTS AND CONTINGENCIES (Note 7)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (668,442 and 866,442 shares, respectively)	30,730	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	191,005	190,330
Accumulated other comprehensive loss	(12,289)	(12,354)
Treasury stock, 2,350,758 and 2,152,758 shares, respectively at cost	(60,126)	(52,251)

Total permanent stockholders’ equity	119,024	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$586,155	$600,084

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 AND 2005

(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
NET SALES	$206,241	$217,415	$648,582	$650,539
COST OF SALES	182,558	191,770	575,570	568,247

Gross profit	23,683	25,645	73,012	82,292

OPERATING EXPENSES:
Selling, general and administrative	19,441	21,498	59,444	62,953
Restructuring and impairments	628	638	1,877	1,716

Total operating expenses	20,069	22,136	61,321	64,669

OPERATING INCOME	3,614	3,509	11,691	17,623

OTHER (EXPENSE) INCOME:
Interest expense	(6,814)	(6,283)	(19,684)	(18,686)
Interest income	54	36	107	77
Equity in income of affiliates	493	534	1,505	1,556
Other (expense) income – net	(3)	9	(429)	299

Total other expense	(6,270)	(5,704)	(18,501)	(16,754)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,656)	(2,195)	(6,810)	869
INCOME TAX EXPENSE (BENEFIT)	1,929	(1,448)	368	(351)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS (NET OF TAX)	(4,585)	(747)	(7,178)	1,220
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(59)	—	(59)

NET (LOSS) EARNINGS	$(4,585)	$(806)	$(7,178)	$1,161

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(7,178)	$1,161
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	25,759	24,431
Impairment of assets	502	237
Loss on sale of property, plant and equipment	278	239
Loss on sale of discontinued operations	—	99
Equity in income of affiliates	(1,505)	(1,556)
(Gain) loss due to hedge ineffectiveness	(198)	384
Proceeds from dividends paid by equity investments in affiliates	923	1,119
Deferred income tax benefit	(674)	(6,866)
Other	165	—

Changes in assets and liabilities:
Decrease in accounts receivable	9,889	643
Increase in inventories	(4,703)	(5,403)
(Increase) decrease in other current assets	(2,917)	3,825
Increase in other assets	(3,149)	(563)
Increase in accounts payable and accrued expenses	443	8,330
Decrease in other liabilities	(1,650)	(3,397)

Net cash provided by operating activities	15,985	22,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44
Capital expenditures	(13,654)	(14,642)
Proceeds from sale of discontinued operations	—	1,175
Proceeds from sale of property, plant and equipment	1,190	186
Decrease in restricted cash	62	63

Net cash used in investing activities	(12,402)	(13,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,857	7,032
Repayments of debt	(1,142)	—
Changes in cash overdraft	(2,977)	(10,550)
Purchase of treasury stock	—	(1,306)

Net cash used in financing activities	(1,262)	(4,824)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(875)	(978)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,446	3,707

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,991	2,003

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,437	$5,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,528	$14,412

Income Taxes	$2,286	$1,019

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Note issued in connection with stock repurchase	$7,875	$—

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2006

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2005	$126,159	$(12,354)	$(52,251)	$190,330	$374	$60
Net loss	(7,178)	—	—	(7,178)	—	—	$(7,178)
Change in temporary equity subject to put rights	(22)	—	—	(22)	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of taxes of $553)	(829)	(829)	—	—	—	—	(829)
Change in fair value of cash flow hedges (net of taxes of $596)	894	894	—	—	—	—	894
Acquisition of treasury stock, at cost	—	—	(7,875)	7,875	—	—	—

BALANCE JANUARY 31, 2006	$119,024	$(12,289)	$(60,126)	$191,005	$374	$60	$(7,113)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006 due to seasonal and other factors. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2005 included in our annual report on Form 10-K.

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

Stock-based Compensation – In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock Based Compensation (Revised 2004),” the Company accounts for employee stock options and stock appreciation rights based upon the fair value method of accounting for equity instruments which results in the recording of compensation expense in the Company’s financial statements.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $1,612 and $4,589 as of January 31, 2006 and April 30, 2005, respectively.

Reclassification – Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.	INVENTORIES

Substantially all of the Company’s inventories are valued using the first-in, first-out (“FIFO”) costing method, and are stated at the lower of cost or market. With respect to inventories, market is deemed as replacement cost or net realizable value. The remaining inventories are valued using either specific identification or the average cost method.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Inventories consist of the following:

	January 31, 2006	April 30, 2005
Raw Materials	$22,527	$22,629
Finished Goods	40,686	35,963
Other Manufacturing Supplies	2,148	3,168

	$65,361	$61,760

3.	LONG-TERM DEBT

	January 31, 2006	April 30, 2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	11,362	9,009
Industrial Revenue Bonds (3)	69,040	70,780
Subordinated Notes (4)	7,451	1,077
All other	3,595	1,451

Total Debt	266,448	257,317

Less Current Portion	(5,527)	(2,621)

Long-Term Debt	$260,921	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of January 31, 2006, the Company has $82,684 in letters of credit obligations outstanding ($70,392 of which has been used to enhance security for the industrial revenue bonds), $11,362 in loans outstanding and $55,954 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following: (1) Prime plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rates of interest as of January 31, 2006 are 7.31% and 5.15% for our LIBOR and EURIBOR denominated debt, respectively. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,500, Mobile IRB of $4,975, Natick IRB of $20, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of January 31, 2006. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 5.63% to 7.22% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Maturities of Debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 9), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of January 31, 2006, the remaining balance on the note is $6,733.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30,000 maximum level of annual capital expenditures and certain leverage ratios. At January 31, 2006, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as inventories and certain real estate.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At January 31, 2006 and April 30, 2005, the fair value of the swaps represented a liability of $15,038 and $22,399, respectively, the decrease resulting from a principal payment made in September 2005 and the effects of the change in foreign currency exchange rates. The Company has recognized income of $198 and a charge of $384 within Other (expense) income – net on the consolidated statements of operations, related to hedge ineffectiveness, during the nine months ended January 31, 2006 and 2005, respectively.

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

4.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Service Cost	$865	$836	$3,025	$2,935
Interest Cost on Projected Benefit Obligation	1,413	1,554	4,951	4,662
Expected Return on Assets (Gain) Loss	(1,597)	(1,519)	(5,597)	(4,557)
Net Amortization	366	342	1,283	1,026

Net Pension Expense	$1,047	$1,213	$3,662	$4,066

The Company estimates a minimum cash contribution to its domestic pension plans of approximately $7,000 during fiscal year ending April 30, 2006, and has made a contribution of $3,200 towards that total during the nine months ended January 31, 2006. As of January 31, 2006, 78% of the plan’s assets were in equity investments, 13% in fixed-income securities and 9% in commercial paper, cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Service Cost	$46	$34	$142	$97
Interest Cost on Projected Benefit Obligation	57	39	174	110
Expected Return on Assets (Gain) Loss	(52)	(46)	(160)	(131)
Net Amortization	—	6	—	18

Net Pension Expense	$51	$33	$156	$94

THE NEWARK GROUP, INC. AND SUBSIDIARIES

5.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended January 31, 2006 and 2005:

2006 Restructuring

The Paperboard segment incurred charges of $582, of which $525 relates to the previously announced closure of the Natick, MA mill, which occurred in November 2005. Total charges for Natick include $109 of non-cash impairment charges on fixed assets. The remaining $57 of Paperboard restructuring charges relates to on-going costs to exit facilities closed in prior years, as does the $46 of charges in the Converted Products segment.

2005 Restructuring

The Paperboard segment incurred charges of $325 primarily related to the facility in Stockton, CA. On-going charges for the facility’s water/sewer rights represented the majority of this quarterly expense.

The Converted Products segment incurred charges of $313. Nearly half of these charges were non-cash charges relating to asset impairment for the facility in Vancouver, WA, which was sold in the fourth quarter of fiscal 2005. The remaining charges were primarily incurred from our facility located in Kountze, TX. No charges were incurred on facilities located in Mira Loma, CA, Oshkosh, WI and Neenah, WI.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
January 31, 2006
Severance	$206	$—	$206
Dismantling, Mothballing & Other	267	46	313
Asset Impairment	109	—	109

Total Charges	$582	$46	$628

January 31, 2005
Severance	$87	$10	$97
Dismantling, Mothballing & Other	252	152	404
Asset Impairment	(14)	151	137

Total Charges	$325	$313	$638

For the Nine Months Ended January 31, 2006 and 2005:

2006 Restructuring

The Paperboard segment incurred $1,079 of restructuring charges, $783 of which relates to the closure of the Natick, MA mill. Of Natick’s total, $224 is related to the non-cash impairment of fixed assets, $352 is for severance and the remainder for mothballing and other charges. Upon closure, there were 58 severed employees, primarily representing the hourly workforce. The decision to close the mill was made based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The remaining charges in Paperboard are comprised of the on-going costs to exit previously shut-down facilities.

Within the Converted Products segment, the majority of both dismantling and impairment charges relate to a certain leased facility which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within Corporate represents the loss on the sale of a previously restructured facility in Greenville, SC. Gross proceeds on the sale were $1,078.

2005 Restructuring

The Paperboard segment incurred charges of $498 which relate primarily to the facilities in Stockton, CA and Sunrise, FL. We permanently exited the Sunrise, FL facility in March 2005. This facility was closed on July 15, 2004 as it had been operating at a loss.

The Converted Products segment incurred charges of $1,218 for six locations - Vancouver, WA, Stockton, CA, Mira Loma, CA, Kountze, TX, Oshkosh, WI and Neenah, WI. With the exception of the Kountze, TX facility, which closed as a result of poor financial performance, the remaining locations in this segment were closed as a result of consolidation of operations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the nine months ended:

	Paperboard	Converted Products	Corporate	Total
January 31, 2006
Severance	$352	$—	$—	$352
Dismantling, Mothballing & Other	503	354	166	1,023
Asset Impairment	224	278	—	502

Total Charges	$1,079	$632	$166	$1,877

January 31, 2005
Severance	$163	$147	$—	$310
Dismantling, Mothballing & Other	317	876	—	1,193
Asset Impairment	18	195	—	213

Total Charges	$498	$1,218	$—	$1,716

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2005 Accrual Balance	$46	$—	$46
Restructuring Charges for the Nine Months Ended January 31, 2006	1,023	352	1,375
Amounts Paid Against 2005 Accruals	(46)	(352)	(398)
Amounts Paid Against 2006 Accruals	(784)	—	(784)

January 31, 2006 Accrual Balance	$239	$—	$239

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2005 (1)	Costs for the Nine Months Ended January 31, 2006 (2)	Estimated Costs to Complete Initiatives as of January 31, 2006	Total Estimated Costs of Initiatives as of January 31, 2006
Paperboard	$13,891	$1,065	$1,350	$16,306

Converted Products	1,531	632	450	2,613

	$15,422	$1,697	$1,800	$18,919

(1)	Of the $15,422 in cumulative restructuring costs, $7,089 were non-cash charges related to asset impairment.
(2)	The total costs incurred in the nine months ended January 31, 2006, $1,697, does not agree with the nine month total charges of $1,877 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

6.	INCOME TAXES

The Company’s consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction.

During the nine months ended January 31, 2006, the Company recorded an increase of $2,887 to its valuation allowance which offset the benefit related to net operating losses generated during those nine months within the US tax jurisdiction. The Company continues to record income tax expense related to its foreign jurisdictions as those jurisdictions are current taxpayers and have taxable income.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

7.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation claims, arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with FAS 5, “Accounting for Contingencies”. The Company has identified environmental contamination at two of our closed facilities that may require remediation upon retirement of these assets. However, a liability has not been recognized in our financial statements as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Sales (aggregate):
Paperboard	$138,622	$147,746	$441,186	$448,267
Converted Products	64,774	63,280	206,807	202,501
International	39,154	41,794	115,251	114,465

Total:	$242,550	$252,820	$763,244	$765,233

Less sales (inter-segment):
Paperboard	$(34,670)	$(33,503)	$(109,153)	$(109,237)
Converted Products	(1,639)	(1,788)	(5,537)	(5,412)
International	—	(114)	28	(45)

Total:	$(36,309)	$(35,405)	$(114,662)	$(114,694)

Sales (external customers):
Paperboard	$103,952	$114,243	$332,033	$339,030
Converted Products	63,135	61,492	201,270	197,089
International	39,154	41,680	115,279	114,420

Total:	$206,241	$217,415	$648,582	$650,539

Operating Income:
Paperboard	$5,364	$6,020	$16,184	$22,442
Converted Products	(2,845)	(3,281)	(5,126)	(8,170)
International	4,555	5,354	12,179	14,078

Total Segment Operating Income:	7,074	8,093	23,237	28,350

Corporate Expense	3,460	4,584	11,546	10,727

Total Operating Income:	3,614	3,509	11,691	17,623

Interest Expense	(6,814)	(6,283)	(19,684)	(18,686)
Interest Income	54	36	107	77
Equity in Income of Affiliates	493	534	1,505	1,556
Other (Expense) Income, Net	(3)	9	(429)	299

(Loss) Earnings from Continuing Operations Before Income Taxes and Discontinued Operations	(2,656)	(2,195)	(6,810)	869
Income Tax Expense (Benefit)	1,929	(1,448)	368	(351)

(Loss) Earnings from Continuing Operations Before Discontinued Operations	$(4,585)	$(747)	$(7,178)	$1,220

Depreciation and Amortization:
Paperboard	$5,688	$5,447	$17,124	$16,107
Converted Products	1,324	1,244	3,948	3,450
International	928	1,142	3,053	3,214
Corporate	541	547	1,634	1,660

Total:	$8,481	$8,380	$25,759	$24,431

Purchases of Property, Plant and Equipment:
Paperboard	$3,394	$4,056	$10,465	$10,059
Converted Products	457	840	1,487	3,849
International	591	427	1,220	613
Corporate	342	74	482	121

Total:	$4,784	$5,397	$13,654	$14,642

			January 31, 2006	April 30, 2005
Identifiable Assets:
Paperboard			$333,236	$332,259
Converted Products			92,790	97,479
International			132,124	137,606
Corporate			28,005	32,740

Total:			$586,155	$600,084

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	January 31, 2006	January 31, 2005
Sales to Unaffiliated Customers
United States	$525,987	$529,597
Europe	115,279	114,465
Canada	7,316	6,477

Total	$648,582	$650,539

	January 31, 2006	April 30, 2005
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$291,624	$301,979
Europe	53,886	59,452
Canada	7,324	6,793

Total	$352,834	$368,224

9.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two Directors of the Company. For each of the nine-month periods ended January 31, 2006 and 2005, the amount paid to that company under the lease was $261.

On August 10, 2005, the Company completed the purchase of 198,000 shares of the Company’s common stock from its former Chairman and current Director. On July 5, 2005, this director had exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875, which amount is to be paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005 and the balance being due in 40 equal and consecutive quarterly installments, with interest, commencing on October 1, 2005, and continuing thereafter on the first day of the months of January, April, July and October. Interest will accrue on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets.

The paperboard mills in our International segment purchased approximately $6,839 and $7,302 of raw material from affiliated entities accounted for as equity method investments during the nine-month periods ended January 31, 2006 and 2005, respectively.

The International segment also recorded sales of approximately $1,547 and $1,435 to two affiliated entities accounted for as equity method investments during the nine-month periods ended January 31, 2006 and 2005, respectively.

The Company paid approximately $3,971 and $3,805 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the nine-month periods ended January 31, 2006 and 2005, respectively.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which is effective for fiscal years ended after December 15, 2005. This statement requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is currently evaluating the effects that the adoption of FIN 47 will have on its financial statements.

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

Caution Regarding Forward-Looking Statements

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K for the year ended April 30, 2005. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Sales volumes are also impacted by the highly competitive environment in which we operate. The paperboard industry has been plagued with an overcapacity situation over the last seven years, leading to numerous mill shutdowns. In September 2005, we announced the closure of our Natick, MA mill, which represented the sixth mill we have closed over the past five years. The Natick closure reduced overall production capacity by 48,000 tons per annum, and is expected to result in approximately $3.0 million per year in fixed-cost savings. As a result of all of these closures, and a shift of business to other mills, our paperboard mills’ capacity utilization rates were 93% for the nine-month period ended January 31, 2006, despite our loss of approximately twenty machine days of production in our southeastern US mill, four machine days during a two-day shutdown in the quarter ended July 31, 2005 due to Hurricane Dennis and an additional sixteen machine days during the quarter ended October 31, 2005 due to Hurricane Katrina.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced hit a low of $75 per ton in fiscal 2002 and a high of $116 per ton in fiscal 2005. For the nine-month period ended January 31, 2006, recovered paper prices decreased $5 per ton from the average fiscal 2005 prices, to $111 per ton. For the quarter ended January 31, 2006, average recovered paper price per ton was $101, or $13 less than the average in the quarter ended January 31, 2005.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, primarily due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Despite our hedging efforts, our average energy cost per ton of paperboard produced in our domestic paperboard mills for the current fiscal quarter ended January 31, 2006 was $94, an increase of 21% when compared to the same fiscal quarter of 2005. During our second quarter ended October 31, 2005, in an effort to offset the increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments.

We attempt to raise our selling prices in response to increases in raw material, energy and energy-related costs, such as freight. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot maintain our operating margins in the face of meaningful cost increases. We experience a reduction in margin during periods of cost increases due to customary time lags in implementing our price increases to our customers. Prior to the October 2005 fuel surcharge, price increases for sales from our Paperboard and Converted Products segments were announced commencing in April 2004, with a second price increase announced in September 2004.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2006	2005	2006	2005
Net Sales
Paperboard	$103,952	$114,243	$332,033	$339,030
Converted Products	63,135	61,492	201,270	197,089
International	39,154	41,680	115,279	114,420

Total	$206,241	$217,415	$648,582	$650,539

Cost of Sales
Paperboard	$89,978	$99,592	$290,511	$290,960
Converted Products	61,010	59,020	190,749	188,009
International	31,570	32,756	94,310	89,787
Corporate	—	402	—	(509)

Total	$182,558	$191,770	$575,570	$568,247

SG&A
Paperboard	$8,028	$8,306	$24,259	$25,130
Converted Products	4,924	5,440	15,015	16,032
International	3,029	3,570	8,790	10,555
Corporate	3,460	4,182	11,380	11,236

Total	$19,441	$21,498	$59,444	$62,953

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Restructuring & Impairments
Paperboard	$582	$325	$1,079	$498
Converted Products	46	313	632	1,218
Corporate	—	—	166	—

Total	$628	$638	$1,877	$1,716

Operating Income (Loss)
Paperboard	$5,364	$6,020	$16,184	$22,442
Converted Products	(2,845)	(3,281)	(5,126)	(8,170)
International	4,555	5,354	12,179	14,078
Corporate	(3,460)	(4,584)	(11,546)	(10,727)

Total	$3,614	$3,509	$11,691	$17,623

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended January 31,		Nine Months ended January 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.5	88.2	88.7	87.4
Selling, general and administration expenses	9.4	9.9	9.2	9.7
Restructuring and impairments	0.3	0.3	0.3	0.3
Operating income	1.8	1.6	1.8	2.7
Interest expense	3.3	2.9	3.0	2.9
Income tax expense (benefit)	0.9	(0.7)	0.1	(0.1)
Loss from discontinued operations (net of tax)	—	—	—	—
Net (loss) earnings	(2.2)	(0.4)	(1.1)	0.2

Results of Operations

Nine Months Ended January 31, 2006 Compared to Nine Months Ended January 31, 2005

Overview

Net Sales. Net sales for the nine months ended January 31, 2006 were $648.6 million, $1.9 million less than the $650.5 million in the same nine-month period of the prior year. This decrease is due to a decline in the price of recovered paper we sell to third parties, as well as lower volumes in our Paperboard and Converted Products segments, which were offset by an increase in converting volumes in our International segment and increases in the prices of our domestic paperboard and converted products.

Cost of Sales. Cost of sales for the nine months ended January 31, 2006 increased $7.4 million, or 1%, to $575.6 from $568.2 million during the nine months ended January 31, 2005. This increase was driven by higher energy and freight costs, which increased 20% and 7%, respectively, and was offset by a 9% reduction in recovered paper costs in our Paperboard segment.

SG&A. SG&A decreased 6% in the nine months ended January 31, 2006 to $59.4 million as compared to $63.0 million in the nine months ended January 31, 2005. This improvement primarily resulted from the recovery of debts that had been written off in prior periods in our International segment and a lower provision for bad debts in our North American segments. Additionally, the realization of fixed-cost savings from past restructuring efforts and the savings resulting from our continued focus on cost containment contributed to this improvement.

Restructuring and Impairments. We recorded restructuring charges of $1.9 million during the nine-month period ended January 31, 2006 as compared to $1.7 million during the nine-month period ended January 31, 2005. Current year charges

THE NEWARK GROUP, INC. AND SUBSIDIARIES

are related to the closure of our Natick, MA paperboard mill, on-going costs related to previously shut down operations in our Converted Products and Paperboard segments and a loss on the sale of a previously restructured facility sold in June 2005. Included in the charges for the nine months ended January 31, 2006 are non-cash impairment charges of $0.5 million.

Operating Income. Operating income was 34% lower during the nine-month period ended January 31, 2006 when compared to the nine-month period ended January 31, 2005, or $11.7 million compared to $17.6 million, respectively. This decrease is primarily the result of increased energy and freight costs and lower volumes in our Paperboard and Converted Products segments, which were partially offset by lower recovered paper costs and a decrease in SG&A expenses.

Paperboard

Net sales in the Paperboard segment decreased by $7.0 million, or 2%, to $332.0 million in the nine months ended January 31, 2006 compared to $339.0 million in the nine months ended January 31, 2005. This decrease is due to a 9% drop in the price of recovered paper we sell to third parties, as well as a 1% decrease in volumes partially due to the loss of machine operating days at our Mobile, AL mill resulting from Hurricanes Dennis and Katrina. These factors more than offset a 2% increase in the price of our paperboard products, the result of the realization of recently announced fuel surcharges.

Overall cost of sales essentially remained flat when comparing the nine-month periods ended January 31, 2006 and 2005 as a 20% increase in energy costs, or $13.1 million, and an 8% increase in freight costs, or $4.3 million, served to offset a 8% reduction in the cost of recovered paper. Energy costs increased even though we had 65% and 38% of our natural gas and fuel oil needs, respectively, hedged, resulting in our realization of $5.9 million of benefit from the settlement of these favorable energy hedges during the nine months ended January 31, 2006.

Restructuring costs increased $0.6 million to $1.1 million in the nine-month period ended January 31, 2006 from $0.5 million during the same period of 2005. The charges incurred during the current fiscal year are comprised of $0.8 million for the closure of our Natick, MA mill in November 2005, of which $0.2 million is non-cash impairment of fixed assets, as well as continuing cost to exit facilities closed in prior years.

Our mill utilization rates decreased to 93% during the nine months ended January 31, 2006 as compared to 94% in the nine months ended January 31, 2005 as a result of our Mobile, AL mill losing 20 machine days due to Hurricanes Dennis and Katrina, as well as our loss of some business as we held firm on our pricing initiatives, specifically related to our fuel surcharges announced in October 2005.

SG&A decreased $0.8 million from $25.1 million in the nine-month period ended January 31, 2005 to $24.3 million in the same period of 2006, primarily the result of a lower provision for bad debts, overall cost reduction initiatives and our restructuring efforts.

Operating Income for the Paperboard segment decreased 28%, from $22.4 million in the period ended January 31, 2005 to $16.2 million in the period ended January 31, 2006 due to several factors including the lower sales price on recovered paper sold to third parties, lower volume levels, higher restructuring costs and increased energy and freight costs. These negative impacts on earnings were partially offset by increased prices on our paperboard products and the lower recovered paper costs.

Converted Products

Net sales in the Converted Products segment increased $4.2 million, or 2%, to $201.3 million for the nine-month period ended January 31, 2006 compared to $197.1 million for the nine-month period ended January 31, 2005 as a 7% increase in sales price resulting from previously announced price increases on our converted products more than offset a 4% decrease in volume.

Cost of sales increased 1% from $188.1 million in the nine-month period ended January 31, 2005 to $190.7 million in the nine-month period ended January 31, 2006 due to several areas of cost increases which include a $0.5 million, or 14%, increase in depreciation, a $0.4 million, or 18%, increase in energy costs and a $0.4 million, or 4% (9% on a per ton basis), increase in freight costs. These increases, along with higher packaging and adhesive costs, more than offset the decrease in costs due to lower volumes.

Restructuring costs were $0.6 million in the nine months ended January 31, 2006 as compared to $1.2 million in the nine months ended January 31, 2005. The majority of current year charges reflect dismantling and impairment charges for a leased facility which ceased operations in a prior year but continued to be used for warehousing purposes. Included in total restructuring costs in the nine months ended January 31, 2006 and 2005 are non-cash impairment charges of $0.3 million and $0.2 million, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A decreased 6%, or $1.0 million, to $15.0 million in the nine months ended January 31, 2006 when compared to the same period in 2005 due to continued efforts on cost reduction initiatives and realized savings from past restructuring efforts.

Operating loss improved $3.1 million, or 37%, from a loss of $8.2 million in the nine months ended January 31, 2005 to a loss of $5.1 million in the nine months ended January 31, 2006. This improvement is the result of the increased sales price realization and lower SG&A and restructuring costs, all of which more than offset lower volumes and higher energy, freight and depreciation costs.

International

Net sales in the International segment increased 1% to $115.3 million in the nine months ended January 31, 2006 from $114.5 million in the nine months ended January 31, 2005. This increase is due to a 13% increase in converting volumes, as well as slight increases in the Euro prices of both paperboard and converted products, which more than offset a 2% decline in mill sales volume and a stronger US dollar as the USD/Euro exchanges rates changed from 1.25 to 1.21 when comparing the nine months ended January 31, 2005 and 2006, respectively. Excluding the effects of foreign currency exchange rates, net sales increased 4% when comparing the nine-month periods ended January 31, 2005 and 2006.

Cost of sales in the International segment increased 5% to $94.3 million for the nine months ended January 31, 2006 as compared to $89.8 million for the nine months ended January 31, 2005 mainly due to the increased volumes in our converting plants. Additionally, energy and freight costs increased $1.0 million, or 19%, and $0.5 million, or 6%, respectively.

SG&A in the International segment decreased $1.8 million, or 17%, from $10.6 million, in the nine months ended January 31, 2005 to $8.8 to the nine months ended January 31, 2006. Excluding the effects of foreign currency exchange rates, SG&A costs decreased 12% due to cost containment efforts, as well as the recovery of bad debts that had been written off in prior periods.

Operating income for the International segment decreased 14%, or $1.9 million, to $12.2 million in the nine months ended January 31, 2006 when compared to the nine months ended January 31, 2005 due to the strengthening of the US dollar and higher energy and freight costs, all of which more than offset the continuous improvements in our converting plants.

Corporate

Unallocated corporate expense increased by $0.8 million to $11.5 million in the nine months ended January 31, 2006 when compared to the same period in 2005. This increase is primarily the result of increased consulting and other professional fees.

Other (Expense)/Income

Interest expense increased from $18.7 million in the nine months ended January 31, 2005 to $19.7 million in the nine months ended January 31, 2006, primarily due to higher interest rates on our variable rate debt. Despite the issuance of a $7.9 million note for the purchase of treasury stock from our former Chairman (see note 9 to the accompanying consolidated financial statements), average outstanding borrowings only increased $1.9 million when comparing the nine month periods ended January 31, 2005 and 2006, from $260.0 million to $261.9 million, respectively.

Excluding Interest expense, Other income - net decreased from income of $1.9 million in the nine months ended January 31, 2005 to income of $1.2 million in the nine months ended January 31, 2006. This decrease is primarily due to unfavorable swings in foreign currency exchange rates.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction.

During the nine months ended January 31, 2006, we recorded a $2.9 million increase to our valuation allowance which offset the benefit related to net operating losses generated during those nine months within our US tax jurisdiction. We continue to record income tax expense related to our foreign jurisdictions as they are current taxpayers and have taxable income.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net Income (Loss)

In summary, we recorded income of $1.2 million in the nine months ended January 31, 2005 compared to a net loss of $7.2 million in the nine months ended January 31, 2006. Net income (loss) was adversely affected by the continued increase in worldwide energy and domestic freight costs, increased interest expense, lower volumes in our domestic operations and changes in income tax expenses, while positively affected by reductions in SG&A expenses and the realization of previously announced price increases.

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Overview

Net Sales. Net sales for the quarter ended January 31, 2006 were $206.2 million, $11.2 million less than the $217.4 million in the quarter ended January 31, 2005. Decreases in volumes in our North American segments, lower prices on recovered paper sold to third parties and a stronger US dollar were the main factors in the reduction. These items were partially offset by pricing gains on our domestic paperboard and converted products.

Cost of Sales. Cost of sales for the quarter ended January 31, 2006 decreased 5% to $182.6 million from $191.8 million during the quarter ended January 31, 2005. This decrease was driven by lower recovered paper costs in our Paperboard segment and at our European converting plants, partially offset by increases in both worldwide energy and domestic freight costs.

SG&A. SG&A decreased 10% in the quarter ended January 31, 2006 to $19.4 million as compared to $21.5 million in the quarter ended January 31, 2005. This improvement resulted from fixed cost savings as a result of past restructuring efforts as well as our continued focus on cost containment.

Restructuring and Impairments. Restructuring and impairment charges for both the quarters ended January 31, 2006 and 2005 were $0.6 million. Current quarter charges are predominately related to the closure of our Natick, MA paperboard mill and include $0.1 million of non-cash fixed asset impairment charges.

Operating Income. Operating income improved 3% from $3.5 million to $3.6 million when comparing the quarters ended January 31, 2005 and 2006, respectively. A 10% decrease in SG&A expenses more than offset a decrease in North American segment volumes.

Paperboard

Net sales in the Paperboard segment decreased 9%, or $10.3 million, in the quarter ended January 31, 2006 when compared to the quarter ended January 31, 2005. A 4% decrease in volume and a 17% decrease in the price of recovered paper sold to third parties more than offset a 3% increase in the price for our paperboard products, such price increase primarily resulting from the realization of our energy surcharge which became effective in October 2005.

Overall cost of sales decreased $9.6 million, or 10%, from $99.6 million in the quarter ended January 31, 2005 to $90.0 million in the quarter ended January 31, 2006. Lower volumes and a $13.4 million, or 21%, decrease in the cost of recovered paper more than offset continually escalating energy and freight costs. Despite our natural gas and fuel oil needs being hedged 91% and 85%, respectively, and our receipt of $3.2 million from the settlement of these favorable energy hedges in the quarter ended January 31, 2006, energy costs increased 18%, or $3.3 million when compared to the quarter ended January 31, 2005. Freight costs, though higher by only $0.1 million on a dollar for dollar basis when comparing the quarters ended January 31, 2006 and 2005, increased 5% on a per ton basis.

Restructuring costs were $0.6 million in the quarter ended January 31, 2006 compared to $0.3 million during the quarter ended January 31, 2005. The charges incurred during the current quarter predominately relate to the closure of our Natick, MA mill, comprising $0.5 million of the total. Of that amount, $0.2 million was incurred on each of severance and dismantling costs, with $0.1 million relating to the non-cash impairment of fixed assets. The remaining charges represent continuing costs to exit previously shut down locations.

Our mill utilization rates declined to 89% during the quarter ended January 31, 2006 as compared to 90% in the quarter ended January 31, 2005. The primary factor in the decreased utilization rate is our loss of some business to competitors as we held firm on our pricing initiatives, specifically related to our energy surcharges announced in October 2005.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A decreased 3% from $8.3 million in the quarter ended January 31, 2005 to $8.0 million in the quarter ended January 31, 2006 due to cost containment efforts and the closure of our Natick mill.

Operating income for the Paperboard segment decreased 11%, from $6.0 million to $5.4 million, in the quarters ended January 31, 2005 and 2006, respectively, due to the increased energy and freight costs, along with lower volumes, partially offset by the increase in the selling price of our paperboard products and the decrease in the cost of recovered paper.

Converted Products

Net sales in the Converted Products segment increased 3%, or $1.6 million, when comparing the quarter ended January 31, 2006 to the quarter ended January 31, 2005. This improvement is mainly due to a 7% increase in sales price for our converted products, partly realized from previously announced fuel surcharges, partially offset by a 5% decrease in volume, which is mainly the result of a transfer of business from our converting plants to our Fitchburg mill.

Cost of sales increased 3%, or $2.0 million, to $61.0 million when comparing the quarters ended January 31, 2006 and 2005, due to a 3% increase in per unit raw material costs, a 13% increase in freight costs and a 29% increase in energy costs.

Restructuring costs were $0.1 million in the quarter ended January 31, 2006, an 85% decrease from the quarter ended January 31, 2005, and were comprised of on-going costs to exit previously closed facilities.

SG&A decreased 10% from $5.4 million in the quarter ended January 31, 2005 to $4.9 million in the quarter ended January 31, 2006 due primarily to past restructuring efforts.

Operating loss for the Converted Products segment decreased $0.5 million when comparing the quarters ended January 31, 2005 and 2006, respectively, from $3.3 million to $2.8 million. This improvement is the result of lower restructuring costs and the increase in sales price, resulting from the realization of previously announced price increases, more than offsetting lower volumes and increased freight and raw material costs.

International

Net sales in the International segment decreased 6%, or $2.5 million, to $39.2 million in the quarter ended January 31, 2006 compared to $41.7 million in the same quarter last year. This decrease is primarily due to a 10% strengthening of the US dollar versus the Euro, from an average exchange rate of 1.32 USD/Euro during the quarter ended January 31, 2005 to 1.19 USD/Euro in the quarter ended January 31, 2006. Excluding the effects of foreign currency exchange rates, net sales increased 4% due to a 7% increase in converting volumes offset by a 2% decrease in mill sales volumes. Overall, pricing remained relatively flat.

Cost of sales in the International segment was $31.6 million the quarter ended January 31, 2006 as compared to $32.8 million in the quarter ended January 31, 2005 primarily due to the strengthening of the US dollar versus the Euro. A 6% decrease in converting board costs, due to product mix and improved efficiencies leading to less scrap, also helped to contribute to lower costs. Excluding the effects of foreign currency exchange rates, energy costs increased 38% as natural gas prices in Western Europe, although substantially lower than those costs in North America, rose dramatically. Additionally, excluding the effects of foreign currency exchange rates, the recovered paper cost per ton of paperboard produced in our two Spanish mills increased 7% in the quarter ended January 31, 2006 when compared to the quarter ended January 31, 2005.

SG&A in the International segment decreased $0.5 million, or 15%, to $3.0 million in the quarter ended January 31, 2006 when compared to the quarter ended January 31, 2005. Excluding the effects of foreign currency exchange rates, these costs were down € 0.2 million due to cost containment efforts.

Operating income for the International segment was $4.6 million in the quarter ended January 31, 2006, a decrease of 15% when compared to the quarter ended January 31, 2005. Excluding the effects of foreign currency exchange rates, operating income decreased 6% due to increased energy and recovered paper costs, as well as lower mill volumes, which served to offset increased converting volumes and lower SG&A expenses.

Corporate

Unallocated corporate expense decreased $1.1 million to $3.5 million in the quarter ended January 31, 2006 when compared to the quarter ended January 31, 2005, primarily due to favorable adjustments in certain cost areas, mainly professional fees, as well as lower salaries.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Other (Expense)/Income

Interest expense increased from $6.3 million in the quarter ended January 31, 2005 to $6.8 million in the quarter ended January 31, 2006, primarily due to higher interest rates on our variable rate debt. Average outstanding borrowings decreased $2.4 million, from $266.9 million to $264.5 million.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction.

During the quarter ended January 31, 2006, we recorded a $2.6 million increase to our valuation allowance which offset the benefit related to net operating losses generated during the current quarter within our US tax jurisdiction. We continue to record income tax expense related to our foreign jurisdictions as they are current taxpayers and have taxable income.

Net Income (Loss)

In summary, our net loss increased from $0.8 million in the quarter ended January 31, 2005 to $4.6 million in the quarter ended January 31, 2006. Net loss widened predominately due to changes in income taxes, from a tax benefit in the three months ended January 31, 2005 to a tax expense in the there months ended January 31, 2006. Net loss also increased as a result of lower volumes and increased interest expense, and was lessened by lower SG&A costs.

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, meet operating lease obligations, meet obligations to our lenders, and finance working capital requirements and other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources are sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

As discussed in our Annual Report on Form 10-K for the year ended April 30, 2005, we have provided income taxes of $2.3 million for the repatriation of $6.4 million of foreign earnings in the form of dividends. During the nine months ended January 31, 2006, we repatriated a total of $7.3 million, only $0.6 million of which was in the form of a dividend and therefore taxable in the United States.

Capital Expenditures. Our total capital expenditures were $13.7 million and $14.6 million in the first nine months of fiscal 2006 and 2005, respectively, of which $0.8 million and $1.5 million, respectively, were spent on the Fitchburg mill. We expect our total fiscal 2006 capital expenditures to be under $25.0 million.

Borrowings

At January 31, 2006, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

January 31, 2006
Senior revolving credit facility(1)	$11.4
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	69.0
Other(2)	11.0

Total debt	$266.4

(1)	Excludes letters of credit issued to enhance security for the IRBs and liability insurance.
(2)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 9 to the accompanying consolidated financial statements), the Company issued a subordinated note on August 10, 2005 for $7.9 million to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of January 31, 2006, the remaining balance on the note is $6.7 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are issued primarily as security for our industrial revenue bonds. As of January 31, 2006, we had approximately $82.7 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $11.4 million of other borrowings outstanding under the facility, leaving us with availability of approximately $55.9 million under the revolver.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of January 31, 2006, we were in compliance with all financial covenants.

Effective May 1, 2006, pursuant to the senior secured revolving credit facility, our current interest coverage test will increase from the ratio of 2.0:1 to a ratio of 2.25:1. This will require, on each measurement date, that our Adjusted EBITDA, as defined in the credit facility agreement, be greater than 2.25 times our cash interest expense. At January 31, 2006, our actual interest coverage ratio was 2.1:1.

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

We are also parties to a series of cross-currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At January 31, 2006 the fair value of the 2001 Swaps represented a liability of $15.0 million.

Additionally, in our effort to manage costs, we have entered into several energy and raw material price hedges. At January 31, 2006 the fair value of these hedges was an asset of $0.3 million.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2006 (1)	$0.4
2007 (2)	17.0
2008	2.9
2009	2.9
2010	3.0
Thereafter	240.2

$266.4

(1)	Represents remaining obligations for the fiscal year ended April 30, 2006.
(2)	Includes $11.4 million due under revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the nine months ended January 31, 2006 and 2005, we generated cash from operating activities of $16.0 million and $22.7 million, respectively, a decrease of $6.7 million. The major drivers of this decrease are the following: (i) an earnings decrease partly due to increased energy costs and the reduction in the price of recovered paper we sell to third parties, (ii) a decrease in revenues when comparing our third quarters ended January 31, 2006 and 2005, resulting in lower Accounts Receivable, (iii) increases in prepaid insurance and property taxes leading to a higher balance in Other Assets and (iv) a decrease in our cost of recovered paper, resulting in a decrease in Accounts Payable.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net cash used in investing activities

In the nine months ended January 31, 2006 and 2005, we used $12.4 million and $13.2 million of cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $1.0 million less of capital expenditures, offset by $0.2 million less of proceeds from the sale of assets.

Net cash used in financing activities

In the nine-month periods ended January 31, 2006 and 2005, we used cash in financing activities of $1.3 million and $4.8 million, respectively. This decreased use of cash is due to $5.3 million less of net borrowings of long-term debt in the nine months ended January 31, 2006, offset by a $7.6 million reduction in changes in cash overdrafts as well as no purchases of treasury stock in the current period.

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

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the nine-month period ended January 31, 2006.

Revenue Recognition

Revenue is recognized when the earning process is complete and the title and risks and rewards of ownership have transferred to the customer, which is determined based on shipping terms. Net Sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. We account for shipping and handling costs as a component of cost of goods sold; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. Our assumptions are described in Note 12 to our Annual Report on Form 10-K for the year ended April 30, 2005. At April 30, 2004, the discount rate was reduced from 6.50% to 6.25% and subsequently reduced to 5.70% on April 30, 2005. A 1% change in this discount rate would create an impact to the statement of operations of approximately $1.5 million. This discount rate is based upon the demographics of the plans’

THE NEWARK GROUP, INC. AND SUBSIDIARIES

participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. As of April 30, 2005, this assumed rate of return was 8.75%. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.8 million. The level of compensation increase is established by management, and has the smallest direct impact, of the three assumptions, on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense was $6.2 million in 2004, $5.3 million in 2005 and is expected to be $4.8 million in 2006.

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

The Company assesses the need to record a valuation allowance, which is determined through the process of projecting our net deferred tax assets while factoring in tax planning strategies, based upon a computation of normalized earnings and the resultant expected utilization of those net deferred tax assets. Under FAS 109, a valuation allowance is required when it is more likely than not that some portion of the net deferred tax assets will not be realized. Realization is dependant upon, among other things, the generation of future taxable income and tax management strategies.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on costs and our profitability. We estimate that a 10% increase in the purchase price of recovered paper consumed, with no corresponding increase in the prices of finished products, would have approximately an ($11.2) million effect on our annualized operating income, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs for electricity and fuel used to generate steam in our paperboard mills, with no corresponding increase in the prices of finished products, would have approximately a ($10.0) million effect on our annualized operating income. We utilize derivative financial instruments in an attempt to partially hedge our energy price risk on some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At January 31, 2006, the fair value of the 2001 Swaps represented a liability of $15.0 million and the results of hedge ineffectiveness related to these swap agreements during the nine months ended January 31, 2006 and 2005 were a gain and loss of $0.2 and $0.4 million, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, it would have approximately a ($0.4) million effect on net earnings.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures.

As of January 31, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Based on their evaluation as of January 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A. RISK FACTORS

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Effective May 1, 2006, pursuant to the senior secured revolving credit facility, our current interest coverage test will increase from the ratio of 2.0:1 to a ratio of 2.25:1. This will require, on each measurement date, that our Adjusted EBITDA, as defined in the credit facility agreement, be greater than 2.25 times our cash interest expense. At January 31, 2006, our actual interest coverage ratio was 2.1:1.

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

Date: March 16, 2006

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: March 16, 2006

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)