Form 10-K
period 2006-04-30
NEWARK GROUP, INC
filed 2006-07-28
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter. Not Applicable

The number of common shares outstanding at July 15, 2006 was 3,634,080.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict” or “should”, or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Annual Report on Form 10-K under the headings “Annual Report on Form 10-K,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the captions “Annual Report on Form 10-K”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include: decreases in sales of our products; increases in financing, labor, health care and other costs, including costs of raw materials and energy; price fluctuations in our competitive industry; competitive trends and the cyclical nature of our industry; any deterioration in general economic or business conditions, be it nationally, regionally or in the individual markets in which we conduct business; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operations; a significant deterioration in our labor relations; fluctuations in foreign currency exchange rates, particularly in the USD/Euro exchange rate; downgrades in our credit ratings; and other risks and uncertainties, including those listed under the caption “Risk Factors” below.

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

Unless otherwise indicated, “The Newark Group,” “we,” “us,” and “our” refer to The Newark Group, Inc., together with its subsidiaries. All references to years made in connection with our financial information or operating results are to our fiscal year ended April 30, unless otherwise indicated.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those filings and other filings with the Securities and Exchange Commission (the “SEC”) are available free of charge on our website via hyperlink to the SEC’s website. The documents are available for access as soon as reasonably practicable after such material is electronically filed with the SEC.

PART I

ITEM 1.	BUSINESS

The Company

The Newark Group, Inc., founded in 1912, is an integrated producer of 100% recycled paperboard and paperboard products. We primarily manufacture core board, folding carton (predominantly uncoated) and industrial converting grades of paperboard, and are among the largest producers of these grades in North America, where we are also a major producer of tubes, cores and allied products. Additionally, we are a leading producer of laminated products and graphicboard in both North America and Europe. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. We also collect, trade and process recovered paper in North America and believe that we are among the five largest competitors in this industry. We have more than 8,000 customers and no single customer accounted for more than 2.9% and 2.8% of our sales in 2006 and 2005, respectively.

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging products. In our Paperboard segment, we handle recovered paper and manufacture grades of recycled paperboard which are used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment, we convert paperboard into tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market. In 2006 and 2005, we generated consolidated sales of approximately $852.4 million and $882.1 million, respectively.

For additional disclosures of our business segments and our major customers, as well as financial information about geographic areas, see Item 8 – “Financial Statements and Supplementary Data”.

Raw Materials

Recovered paper is the principal raw material that we purchase for use in the production of our 100% recycled paperboard. The supply of recovered paper is dependent upon collection activity from both the public and private sectors, and the volume of such collection, together with demand, affects the market price. We also purchase certain chemicals that are used in the manufacturing of paperboard.

In our Converted Products segment, we purchase approximately 9% of our total paperboard needs from third parties, as well as adhesives used in laminating and in the manufacture of tubes and cores. Historically, the volatility of the prices of these other raw materials has not materially affected our results of operations, and we do not expect any volatility of these prices to have a material effect on our results of operations in the future.

Our Process and Our Products

As noted above, we manufacture and convert 100% recycled paperboard, and operate in three reportable segments: Paperboard, Converted Products and International.

Paperboard Segment

Within this segment we operate 20 facilities in North America, comprised of paperboard mills and recovered paper plants. Our paperboard mills consume approximately 41% of the paper acquired by our recovered paper plants, and in turn produce grades of paperboard used in the fabrication of folding cartons, rigid boxes, tubes and cores, as well as allied and other industrial products.

Recovered Paper—Through purchase and collection, we acquire, sort and bale recovered paper for use in our paperboard mills and for sale to third party mills. During 2006, of the 2.6 million total tons of recovered paper we acquired, 1.1 million tons were used internally while the remaining 1.5 million tons were sold to third parties. While there are more than 75 grades of recovered paper, we deal primarily in old corrugated containers (OCC), old newspaper (ONP) and mixed paper (MP), which represented approximately 59%, 14%, and 7% of our total volume, respectively, for 2006. Our recovered paper business is conducted through five regional offices located in Salem, Massachusetts; Newark, New Jersey; Moraine, Ohio; Mobile, Alabama; and Stockton, California.

We acquire recovered paper from various sources, the largest being retail stores that must dispose of large amounts of packaging material from their purchases. We acquire approximately 40% of our recovered paper from such retail stores, 36% from industrial and commercial companies, 10% from small recycling companies, 8% from municipalities and regional recycling centers and 6% from large waste companies.

Approximately 78% of our recovered paper is purchased baled via brokerage transactions while the remainder is received in loose form. Loose recovered paper comes primarily from municipalities or regional recycling centers and, because of cost advantages, we attempt to maximize the amount of loose recovered paper received directly by our mills. Our recovered paper processing plants separate, sort and bale recovered paper by grade for use in our paperboard mills or sale to third party customers. During 2006, we sorted and baled approximately 430,000 tons of recovered paper at our processing plants.

Recycled Paperboard Manufacturing—We operate 10 paperboard mills with total annual production capacity of 1.1 million tons of 100% recycled paperboard. Due to shrinkage arising from the removal of contaminants, it takes approximately 1.1 tons of recovered paper to produce 1.0 ton of 100% recycled paperboard. Although our mills consume various grades of recovered paper, our usage mix is predominately OCC (46%), ONP (24%) and MP (12%).

In the paperboard manufacturing process, recovered paper is mixed with water to create a solution that is known as stock. This stock is passed through equipment to clear away contaminants such as tape, wires, staples and plastic material, then fed into the paperboard machine where it is formed into a continuous moving layer of recycled paperboard. The water in the layer is removed during several stages of draining, pressing and drying. At the majority of our mills, the dried layer of paperboard is wound into rolls or sheeted and palletized. At our Fitchburg, MA paperboard mill, we produce a three-ply laminated sheet of graphicboard with two paper machines. One paperboard machine manufactures the top and bottom layers of the laminated sheet. The second machine manufactures the middle ply, which is laminated with the paperboard from the first machine in a continuous in-line process. The resulting laminated paperboard is cut into sheets and automatically stacked onto pallets. Laminating, sheeting and palletizing are completed in an automated, continuous in-line process. Rolls and palletized sheets from all mills are shipped to third-party customers or to facilities in our Converted Products segment for further processing.

We manufacture many different grades of 100% recycled paperboard, including plain chip/industrial grades (33%), core board grades (27%), laminating and laminated grades (19%) and folding boxboard grades (14%), with the balance consisting of specialty grades. Plain chip grades are used primarily in the production of simple protective packaging products and rigid boxes. These products include partitions, corner boards and layer pads for separating layers of cans and bottles. The core board grades are used to manufacture spiral wound and convolute wound tubes and cores of all kinds and sizes. Laminating grades (grades to be laminated by the customer) and laminated grades (grades already laminated at our paperboard mills) are used to produce heavyweight boards used in the production of book covers, loose-leaf binders, solidboard packaging, game boards, jigsaw puzzles and other products. Folding boxboard grades are used for manufacturing folding cartons and other products requiring creasing and bending of the paperboard in the manufacturing process.

Converted Products Segment

We operate 25 converting plants in North America, which consume as their primary raw material approximately 32% of the recycled paperboard produced in our paperboard mills. Our Converted Products segment contains three product lines: (i) laminated products and graphicboard; (ii) tubes, cores and allied products; and (iii) solidboard packaging.

Laminated Products/Graphicboard Manufacturing—Our laminated products and graphicboard are manufactured in 5 converting plants. Primarily, these facilities receive sheets of laminated board from our Fitchburg mill and cut them to meet customer specifications. They also have the ability to laminate rolls of recycled paperboard by gluing together two to five layers to form a heavyweight board that is then further processed. Our converting plants can customize laminated board to produce specialized products, such as by laminating foam to board for use in the manufacture of padded boards for specialty albums and books. Additionally, we produce pieces with hinge materials attached for use by our customers in making folding game boards and sample books. We have broad capabilities across a wide range of sheet calipers and dimensions.

Tube and Core Manufacturing—We manufacture tubes, cores and allied products at 17 converting plants in the United States and 2 in Canada. Tubes and cores are manufactured by applying adhesive to multiple rolls of core board and winding the core board plies around a mandrel. We manufacture tubes and cores in various diameters, thicknesses and widths. Our customers wind their products, such as paper, tape, textiles, yarn and plastic film, on our cores. Tubes are used for various applications, primarily forming concrete columns during construction. We also manufacture paper roll end covers, roll wraps and pallets for our tube and core customers and also provide converting services.

Solidboard Packaging Manufacturing—We have been attempting to introduce solidboard packaging products, one of our principal product lines in our International segment, into the North American market. We manufacture solidboard packaging products in a converting plant in Madera, California. During the manufacturing process, we laminate layers of paperboard which are then cut into heavyweight sheets. These sheets are then used to form boxes and trays for packaging fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. The laminating process enables us to include different materials in the heavyweight sheet such as a moisture barrier or preprinted film for a high quality graphic presentation. Most of our solidboard packaging products are used as a substitute for other materials when superior moisture barrier properties are required. The recyclable nature of our products minimizes difficulties our customers would otherwise have with the recycling of packaging materials such as wax-saturated corrugated containers, wood and plastic. Although the market for solidboard products continues to be slow to develop in North America, we continue to test solidboard packaging products for this market.

International Segment

We operate 8 plants in Europe that manufacture similar products through similar processes to those described in our Paperboard and Converted Products segments. Although we do not operate recovered paper plants in Europe, we have investments in 3 recovered paper companies that operate in Spain and France. Two other paper manufacturers own the balance of these 3 companies, and each of us purchases most of our recovered paper needs from these businesses. We operate 2 paperboard mills in Spain that produced approximately 205,000 tons of 100% recycled paperboard in 2006. Of this production, approximately 36% was graphicboard sheets, 30% was core board grades, 29% was laminating grades and the remainder was specialty grades. All of our core board grades are sold to tube and core manufacturers, including tube and core companies located in Spain and Portugal, where we have minority ownership interests. We operate 3 converting plants in Spain and we also perform converting at our paperboard mill near Barcelona, Spain. This mill near Barcelona produces a three-ply laminated sheet of graphicboard in a continuous, in-line process and served as the engineering blueprint for our Fitchburg mill. Prior to the building of our Fitchburg mill, this process had not been used in the domestic recycled paperboard industry, making Fitchburg the only mill of its kind in North America. We operate 3 additional converting plants, one in each of The Netherlands, France and Germany. Our converting plants consume approximately 59% of our paperboard production, of which approximately 49% is converted into solidboard packaging and laminated products, and the remainder into graphicboard.

Solidboard packaging is a major product line of our European operations. We produce boxes and trays for packaging fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. With annual production of approximately 120,000 tons, we believe we are the second-largest producer of solidboard packaging in Western Europe.

Sales and Customers

During 2006 and 2005, we had consolidated sales of approximately $852.4 million and $882.1 million, respectively. We have over 8,000 customers and have no significant customer concentration, though many of our customers purchase products from more than one of our product lines. For 2006, our largest customer accounted for approximately 2.9% of total sales. We sell our products in over 60 countries around the world, mainly to the US and Canada. Outside of North America, Spain accounts for the most sales at approximately 7%, followed by Germany with approximately 3%, and The Netherlands and China with approximately 2% each.

Paperboard Segment

During 2006, we had consolidated sales to third parties of approximately $433.5 million in the Paperboard segment, where we sell recovered paper and 100% recycled paperboard.

The majority of our sales of recovered paper are made to other paper manufacturers in North America. During 2006, approximately 59% of the recovered paper we sold, or 1.5 million tons, was sold to such third parties. We also export recovered paper to Canada and to several countries in South America. Additionally, effective January 1, 2006, we entered into a brokerage agreement with an international organization to sell our recovered paper to numerous other countries around the globe.

Our 100% recycled paperboard is supplied to our Converted Products segment and sold to third party converters. During 2006, we sold approximately 668,000 tons of 100% recycled paperboard to third parties. Our sales are highly diversified as to end market, with the core board market representing the largest market, accounting for 30% of our external sales.

Converted Products Segment

During 2006, we had consolidated sales of approximately $267.3 million in the Converted Products segment. This segment consists of three product lines: (i) laminated products and graphicboard, (ii) tubes, cores and allied products, and (iii) solidboard packaging.

In our laminated products and graphicboard product line we sell the solid component for the covers of hardbound books and loose-leaf binders. We also sell laminated paperboard to the board game and jigsaw puzzle markets. We sold approximately 133,000 tons of laminated products and graphicboard in 2006.

In our tubes, cores and allied products product line, our customers are manufacturers of paper, paperboard, plastic films, metal foils, fabrics, tapes, and labels. We provide our paperboard mill customers converting and finishing services, and supplies such as paper roll wraps and roll end covers. We also sell tubes that are used as forms for pouring concrete columns. We sold approximately 190,000 tons of tube, core and allied products in 2006.

The solidboard packaging product line continues to be in the developmental stage in North America. Solidboard packaging products are primarily sold to growers and wholesalers of fruits and vegetables and to producers of meat and poultry. Solidboard packaging is one of our principal product lines in Europe and we believe that we can develop a domestic market for these products.

International Segment

During 2006, we had consolidated sales of approximately $151.6 million in the International segment. This segment consists of our European operations’ sales of 100% recycled paperboard, laminated products, graphicboard and solidboard packaging.

We sell 100% recycled paperboard to third parties from our two paperboard mills in Spain. Sales from our mill near Pamplona, Spain are primarily to manufacturers of tubes and cores. Standard core board is sold to tube and core manufacturers and lightweight core board is sold to tissue and towel manufacturers. We sold approximately 62,000 tons of core board in 2006.

We sell sheets of graphicboard to the book and loose-leaf binder markets directly from our paperboard mill outside Barcelona, Spain. In 2006, we sold approximately 25,000 tons of these sheets. Most of our graphicboard is converted either at the paperboard mill or at our converting plant in Berlin, Germany, and in 2006, we sold approximately 49,000 tons of converted graphicboard. We sell graphicboard in approximately 40 countries around the world, with approximately 55% of production sold in Spain and Portugal, 30% in other European countries and the balance around the world.

In 2006 we sold approximately 120,000 tons of solidboard packaging products that we produced from two converting plants in Spain, one in The Netherlands and another in France. Of these sales, 94% were to European countries, mainly Spain, Germany, The Netherlands, Belgium, France, and the United Kingdom. Smaller quantities are exported to the United States and countries in Africa and Latin America. The primary product produced is agricultural trays, used for the transportation and retail display of fruits and vegetables, which are sold directly to large growers, agricultural co-ops, wholesalers and grocery store chains. We also sell boxes for packaging meat, poultry and fish, as well as small laminated trays that are used in the retail packaging of prepared fish. These boxes and trays are sold primarily to meat packagers, operators and suppliers of fishing fleets and large fish processors and/or wholesalers.

Competition

Our competitors are manufacturers and converters within the various product markets of the 100% recycled paperboard industry, as well as manufacturers of similar products using other materials. We compete primarily within geographic areas in our markets on the basis of price, quality and service. Our competitors include large, vertically integrated paperboard companies that may have greater financial resources than we do, as well as numerous smaller niche players. Our competitors include Rock-Tenn Company, Caraustar Industries, Inc. and Sonoco Products Company in North America, and Smurfit Kappa Group in Europe.

Employees

At April 30, 2006, in North America, which consists of our Paperboard and Converted Products segments as well as our domestic corporate office, we had a total of 2,599 employees, of whom 682 were salaried and 1,917 were hourly. Our International segment had a total of 623 employees, of whom 184 were salaried and 439 were hourly. A significant amount of our employees worldwide are covered by labor agreements which, if not negotiated successfully, could adversely affect our results of operations and cash flows. See “Risks Related To Our Business.”

Environmental Matters

Our operations are subject to many complex federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, air emissions, wastewater and storm water discharges and the use, management and disposal of hazardous and non-hazardous material and waste. These requirements affect our daily operations and there can be no assurance that we have been, or will be at all times, in complete compliance with these requirements. To maintain compliance, we have been required to modify operations and/or make capital investments. Capital expenditures for environmental control activities were not material in 2006 and are not expected to be material in 2007. Noncompliance could result in penalties, the curtailment or cessation of operations or other sanctions, which could be material.

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediation of the contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. The Company has identified environmental contamination at three of our closed facilities that may require remediation upon retirement of these assets. Factors affecting whether remediation may be required include, but are not limited to, the structure of any potential sale agreement and any governmental assessment of the sites. A liability has not been recognized in our financial statements as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

We believe, based on current information, that we will not be adversely affected by any costs or other liabilities we may incur relating to environmental matters. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities which could materially adversely affect our financial condition or results of operations.

Backlog Orders

Our business is principally a make-to-order business with orders normally filled within two to four weeks. The Company considers backlog to be an industry indicator of the overall strength in our markets with a longer backlog indicating stronger market demand. Senior management of the Company reviews backlog on a weekly basis.

ITEM 1A.	RISK FACTORS

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

Risks Related to Our Indebtedness

We have substantial debt outstanding and may incur additional indebtedness that could negatively affect our business and prevent us from fulfilling our debt obligations.

As of April 30, 2006, our total consolidated debt was approximately $281.0 million. Our indebtedness could:

•	make it more difficult for us to satisfy our obligations under our 9 3/4% Senior Subordinated Notes (the “Notes”) and our other debt;

•	require us to dedicate a substantial portion of our cash flows to pay debt service costs, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	make us more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	place us at a competitive disadvantage as compared to less leveraged companies.

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

Our ability to make payments on and to refinance our indebtedness, as well as to fund our operations, depends on our ability to generate cash in the future. Our future operating performance is subject to certain market conditions and business factors that are beyond our control. Consequently, we cannot give assurance that we will generate sufficient cash flow to pay the principal, premium, if any, and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. We cannot provide assurance that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot provide assurance as to the terms of any such transaction or how quickly such transaction could be completed. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition at the time;

•	restrictions in our senior secured revolving credit facility, the indenture governing the Notes and the agreements governing our other indebtedness; and

•	other factors, including the condition of the financial markets and our industry.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt-holders could declare all outstanding principal and interest to be due and payable;

•	our senior secured lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

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

In addition, the credit agreement governing our senior secured revolving credit facility requires us to meet specific financial tests. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we were unable to meet such an accelerated repayment schedule or otherwise refinance these borrowings, our lenders could foreclose on our assets, which would prohibit us from making any payments on our other indebtedness. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms.

Risks Related to Our Business

Market fluctuations in the availability and costs of raw materials are beyond our control and may adversely affect our business by increasing our costs.

Our primary raw material is recovered paper. The cost of recovered paper has fluctuated greatly because of factors beyond our control, such as market and economic conditions and seasonality. For example, our North American recovered paper cost per ton of paperboard produced, defined as the sum of purchased recovered paper and related shipping, handling and administrative expenses divided by tons produced, averaged $108, $116 and $99 in 2006, 2005 and 2004, respectively. Increases in the cost of recovered paper can significantly reduce our profitability. Although we have historically attempted to raise the selling prices of our products in response to raw material price increases, when raw material prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margin during all periods of cost increases due to customary time lags in implementing our price increases. We cannot assure you that we will be able to recover any future increases in the cost of recovered paper. However, we rely on our contractual and other relationships with certain of our suppliers, such as municipalities, to ensure availability at stable costs. If we are unable to maintain these relationships, the cost of our raw materials could increase, which could adversely affect our operating margins and profitability. See “Business—Raw Materials.”

Our operating margins and profitability may be adversely affected by rising freight costs.

The continual rise in the price of crude oil has resulted in higher diesel costs, which directly impacts our freight costs on both the products we ship and those we receive. We cannot assure you that we will be able to recover any future increases in the cost of freight, and even if we are able to do so, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. Our freight costs for products we shipped were $99.7 million, $96.6 million and $90.6 million in 2006, 2005 and 2004, respectively. Freight costs have increased 23% since 2002 when our costs were $81.4 million.

Our operating margins and profitability may be adversely affected by rising energy costs.

Excluding recovered paper, freight and labor, energy is our most significant manufacturing cost. Energy costs consist of electricity and fuel purchases used to generate steam for use in operating our paperboard machines and other equipment. The average energy cost in our North American mill system has increased steadily since 2004, when energy costs averaged approximately $68 per ton of paperboard produced, to $73 per ton in 2005 and $88 per ton in 2006. The increase in energy costs in our North American mill system has been due to increases in natural gas, fuel oil and electricity prices. Energy costs have begun to escalate in our International segment as a result of rising natural gas prices in Western Europe, with energy averaging €40 per ton of paperboard produced in our foreign mills during 2006 as compared to €30 per ton during 2005.

Although we have attempted to raise the selling prices of our products in response to energy price increases, in instances where energy prices have increased rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margins during all periods of cost increases due to customary time lags in implementing our price increases. We expect that energy prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and uncertainties regarding the outcome and implications of such events. Although we continue to focus on controlling our energy costs, and consider ways to factor energy costs into our pricing, we cannot give assurance that we will be able to pass increased energy costs through to our customers. During the last quarter of 2006, in an effort to help manage our energy costs, we installed a turbine engine to generate a portion of the energy required to run our paperboard mill in Los Angeles. In addition, we attempt to limit our energy price risk by buying forward contracts for some of our future energy requirements, but there cannot be any assurance that these activities will adequately protect us. As a result, our operating margins and results of operations could be adversely affected.

The cyclicality of our industry could negatively impact our sales volume and revenues and our ability to respond to competition or take advantage of business opportunities.

Our operating results tend to reflect the general cyclicality of the business in which we operate. This general cyclicality along with the capital-intensive nature of our industry has contributed to price competition and volatility within the industry. Prices for our products may decline due to weak customer demand or increased production by our competitors. In the last five years, we have taken downtime and have closed six paperboard mills based on prevailing market demand for our products, and we may continue to take downtime at our existing facilities or close additional mills, which could adversely affect our operating results and cash flows. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our leveraged financial position, may adversely affect our ability to respond to competitive pressures and to other market conditions or to otherwise take advantage of business opportunities.

Our industry is highly competitive and price fluctuations and volatility could diminish our sales volume and revenues.

The industry in which we operate is highly competitive. Our competitors include large, vertically integrated paperboard and packaging companies, including Rock-Tenn Company, Caraustar Industries, Inc. and Sonoco Products Company in North America, and Smurfit Kappa Group in Europe, along with numerous smaller paperboard and packaging companies. We also compete indirectly with manufacturers of similar products using other materials. The industry in which we compete is particularly sensitive to price pressure as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have greater access to resources. These companies may be better able to adapt quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close such facilities, which would negatively affect our results of operations and our financial condition. See “Business—Competition.”

We rely on the operating capacity of our Fitchburg paperboard mill to manufacture graphicboard for our North American customers and, as a result, our revenues and operating results would be adversely affected if operations at this facility are limited.

We rely on our Fitchburg paperboard mill to produce graphicboard that we sell to third parties in North America. Our reliance on the Fitchburg paperboard mill will increase to the extent sales of graphicboard increase. If production at this facility was significantly reduced or became unavailable as a result of a natural or man-made disaster, labor dispute or any other reason, we may not be able to supply our graphicboard to our North American customers on a timely basis or at all. As a result, our operating results and our relationships with our customers would be materially adversely affected.

Our business and financial performance may be adversely affected by changes in demand in consumer non-durable consumption or reductions in demand for packaging materials.

Demand for our products is primarily driven by consumer non-durable consumption. Any decrease in this consumption will result in decreased demand for our products. To a lesser extent, downturns in industrial demand or increases in imports may also decrease demand for our products. Our business has been adversely affected in recent periods by a general slowdown in the economy, which has resulted in decreased demand for consumer non-durable and industrial products. These conditions are beyond our ability to control, but have had, and will continue to have, a significant effect on our sales and results of operations.

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

Historically, we have grown our business, revenues and production capacity principally through acquisitions. We expect to continue evaluating and pursuing, subject to available funding, acquisition, joint venture and strategic investment opportunities that would increase our vertical integration and that would be complementary to our existing operations. Acquisitions, joint ventures and strategic investments present risks that could adversely affect our earnings, including:

•	the assumption of unanticipated liabilities and contingencies;

•	the diversion of management’s attention;

•	the integration of the operations and personnel of the acquired business; and

•	the possible reduction of our reported earnings because of:

•	increased interest costs from acquisition debt;

•	operational issues at the acquired business; and

•	difficulties in integrating acquired businesses.

Our inability to effectively address these risks could force us to incur unanticipated expenses or otherwise adversely affect our results of operations.

Our revenues and earnings could be adversely affected by foreign regulations and changes in economic conditions in the foreign countries in which we operate our business.

We have manufacturing operations in Europe where we generated approximately 18% of our net sales in both 2006 and 2005. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. Significant factors that may adversely affect our revenues and increase our costs include:

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

A significant number of our employees in North America are governed by 17 collective bargaining agreements covering 17 facilities that expire between August 10, 2006 and September 2, 2009, with two of these agreements expiring within the next fiscal year. The collective bargaining agreement at one of our converting facilities expired on April 18, 2006 and the union elected to strike beginning on June 4, 2006. The strike ended on July 22, 2006, upon the ratification by union members of a three-year agreement. Substantially all of our employees at our facilities outside of North America are governed by agreements that expire between September 1, 2006 and December 31, 2007. If we are unable to successfully renegotiate the terms of any of our agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be adversely affected.

We are controlled by a few principal stockholders who have the ability to determine the election of our directors and the outcome of all other issues submitted to our stockholders.

Edward K. Mullen, our vice chairman, and his son Robert H. Mullen, our chief executive officer, president and chairman of the board, and their respective affiliates beneficially own approximately 82% of our outstanding common stock. As a result, the Mullen family is able to control the actions and policies of our company, including:

•	electing a majority of our directors; and

•	approving mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval.

The interests of these owners may differ from those of other stakeholders in the Company in significant respects. For example, they may wish to pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt. See Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the laws could increase those expenses and adversely affect our operations.

Our operations are subject to a broad range of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater and storm water discharges and the use, management and disposal of hazardous and non-hazardous material and waste. These requirements are complex, affect our day-to-day operations, including limiting the amount of daily production at certain of our facilities, and tend to become more stringent over time. There can be no assurance that we have been, or will be at all times, in complete compliance with all such requirements that apply to our operations, or that such compliance will not increase our operating costs. To maintain compliance with these requirements, we may be required to modify operations, purchase new equipment or make other capital improvements. Noncompliance could result in penalties, the curtailment or cessation of operations or other sanctions, which could be material.

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediation of contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. The Company has identified environmental contamination at three of our closed facilities that may require remediation upon retirement of these assets. Factors affecting whether remediation may be required include, but are not limited to, the structure of any potential sale agreement and any governmental assessment of the sites. A liability has not been recognized in our financial statements as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

We believe, based on current information, that any costs or other liabilities we may incur relating to environmental matters will not adversely affect us. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities which could materially adversely affect our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We believe our facilities are appropriately insured, properly maintained and equipped with machinery suitable for their use. A table summarizing our manufacturing plants and corporate offices is provided below.

Type of Facility	Number of Facilities	Locations

CORPORATE OFFICE

The Newark Group, Inc. Headquarters	1	Cranford, NJ (leased).

PAPERBOARD

Paperboard Mills	10	Milwaukee, WI; Bradford, MA; North Hoosick, NY; Los Angeles, CA; Franklin, OH; Santa Clara, CA; Baltimore, OH; Mobile, AL; York, PA; Fitchburg, MA.

Recovered Paper Plants & Offices	10	Newark, NJ; Salem, MA; Webster, MA; Moraine, OH; Green Bay, WI; Mobile, AL (leased); Shreveport, LA; Tallahassee, FL; Stockton, CA; San Jose, CA.

CONVERTED PRODUCTS

Graphicboard Plants	5	Newark, NJ (leased); Franklin, OH; Chicago, IL; Los Angeles, CA; Fitchburg, MA.

Solidboard Plants	1	Madera, CA (leased).

Tube, Core, and Allied Product Plants	19	York, PA; Chicopee, MA; Greenville, PA; Lawrence, MA; South Gardiner, ME (leased); Mississauga (Toronto) Ontario, Canada; Cedartown, GA; Atlanta, TX; Bay Minette, AL; Jacksonville, FL; Rural Hall, NC; Oshkosh, WI (leased); Neenah, WI (leased); New London, WI; Longview, WA; Aurora, CO (leased); Ontario, CA (leased); Newark, NJ; Richmond, British Columbia, Canada.

INTERNATIONAL

Paperboard Mills	2	Alcover, Spain; Villava, Spain.

Graphicboard Converting Plants	2	Berlin, Germany (leased); Alcover, Spain.

Solidboard Converting Plants	4	Plélo, France; Zutphen, Netherlands; Ibiricu de Egües, Spain; Esparraguera, Spain.

International Corporate Office	1	Barcelona, Spain (leased).

TOTAL	55	11 Locations leased.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. We believe that these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of The Newark Group’s shareholders was held on July 21, 2006, at which time the shareholders elected the following slate of nominees as the Board of Directors: Robert H. Mullen, Edward K.

Mullen, Martin A. Chooljian, Joseph S. DiMartino, Benedict M. Kohl, and Fred H. Rohn. Fred G. von Zuben, who had retired as Chairman of the Board in 2005, was not renominated to the Board by mutual consent. There were 3,634,080 shares of outstanding Company capital stock entitled to vote at the meeting and each of the nominees was elected unanimously.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each of the years in the five-year period ended April 30, 2006, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended April 30,
	2006	2005	2004	2003	2002(2)
	(dollars in thousands)
Income Statement Data:
Net Sales	$852,371	$882,084	$787,607	$798,230	$749,969
Cost of sales	756,031	778,393	694,395	699,603	642,641
Gross profit	96,340	103,691	93,212	98,627	107,328
Selling, general and administrative expenses	78,617	85,144	87,086	80,036	86,274
Restructuring and impairment costs (3)	2,562	1,710	11,978	11,578	6,093
Operating income (loss)	15,161	16,837	(5,852)	7,013	14,961
Interest expense	26,385	25,075	16,856	9,394	8,957
Loss on extinguishment of debt (4)	—	—	10,824	—	—
(Loss)earnings from continuing operations before income taxes and cumulative effect of accounting change	(10,204)	(2,112)	(32,594)	1,346	9,365
Income tax expense (benefit)	6,096	(999)	(16,275)	575	4,175
(Loss) earnings from discontinued operations (net of tax) (5)	—	(59)	—	(1,802)	173
Cumulative effect of accounting change (net of tax) (6)	—	—	—	14,604	—
Net (loss) earnings	(16,300)	(1,172)	(16,319)	13,569	5,361
Balance Sheet Data:
Cash and cash equivalents (1)	$6,688	$5,692	$2,903	$9,845	$11,071
Working capital	53,074	69,574	68,308	70,475	72,997
Total assets (1)	583,207	602,785	607,775	608,883	550,816
Total debt	281,001	257,317	255,789	233,881	225,531
Temporary and permanent equity(7)	146,097	164,577	170,675	188,217	186,884
Other Financial Data
Capital expenditures (1)	20,196	18,732	23,976	53,630	125,407
Depreciation and amortization	34,100	32,862	31,524	28,176	38,584

(1)	Prior period information has been restated as described in Note 3 to the audited consolidated financial statements contained within this Annual Report on Form 10-K, beginning on page F-1.

(2)	Reclassifications have been made for the discontinued operations of Bertako, S.L., which was sold on August 31, 2002.

(3)	Represents costs associated with permanent closure of locations. See Note 10 to audited consolidated financial statements.

(4)	Part of the March 12, 2004 cost to refinance the Company includes extinguishment of debt, which is comprised of $9.9 million for a make-whole payment to prior lenders and $0.9 million of deferred financing costs related to the prior debt.

(5)	Includes earnings from operations of Bertako, S.L. prior to the sale of that subsidiary on August 31, 2002. Also includes loss on the sale of Bertako, S.L. in fiscal 2003 and a loss on the sale of the assets of the cogeneration plant in fiscal 2005.

(6)	Reflects the change in method of depreciating property, plant and equipment from an accelerated method of depreciation to the straight-line method.

(7)	See Note 12 to the audited consolidated financial statements for a discussion of certain of our repurchase obligations with respect to our common stock and the resulting classification of the redemption value thereof as temporary equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the consolidated financial statements for the years ended April 30, 2005 and 2004, as described in Note 3 to the audited consolidated financial statements.

Overview

The Newark Group, Inc., founded in 1912, is an integrated producer of 100% recycled paperboard and paperboard products. We primarily manufacture core board, folding carton (predominantly uncoated) and industrial converting grades of paperboard, and are among the largest producers of these grades in North America, where we are also a major producer of tubes, cores and allied products. Additionally, we are a leading producer of laminated products and graphicboard both in North America and Europe. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. We also collect, trade and process recovered paper in North America and believe that we are among the five largest competitors in this industry. We have more than 8,000 customers and no single customer accounted for more than 2.9% and 2.8% of our sales in 2006 and 2005, respectively.

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging products. In our Paperboard segment, we handle recovered paper and manufacture grades of recycled paperboard which are used in the production of folding cartons, rigid boxes, tubes and cores and other products. In our Converted Products segment, we convert paperboard into tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market. For the fiscal year ended April 30, 2006, sales within the Paperboard, Converted Products and International segments represented 51%, 31% and 18% of total sales, respectively.

Our fiscal year ends April 30. All references to years, quarters or other periods in this section refer to fiscal years, quarters or periods whether or not specifically indicated. Since percentages and dollar amounts have been rounded to aid presentation, all such figures are approximations. Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper costs, energy costs and freight costs. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are impacted by the very competitive environment in which we operate. The paperboard industry has been plagued with an overcapacity situation over the last seven years, leading to numerous mill shutdowns by us and our competitors. In September 2005, we announced the closure of our Natick, MA mill, which represented the sixth mill we have closed over the past five years. The Natick closure reduced overall production capacity by 48,000 tons per year, and is expected to result in approximately $3.0 million per year in fixed-cost savings. As a result of all of our closures and a shift of business to other mills, our paperboard mills’ capacity utilization rate was 94% in 2006 compared to 89% in 2002, despite our loss of approximately twenty machine days of production in our southeastern US mill in 2006: four machine days during a two-day shutdown in the quarter ended July 31, 2005 due to Hurricane Dennis and an additional sixteen machine days during the quarter ended October 31, 2005 due to Hurricane Katrina.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced hit a low of $75 per ton in fiscal 2002 and a high of $116 per ton in fiscal 2005, and was $108 per ton in 2006.

Rising freight charges, incurred on both the products we deliver and the products we receive, are the result of escalating diesel costs and more stringent delivery regulations. Reflecting this increase, our freight charges for the products we shipped were $99.7 million, $96.6 million and $90.6 million in 2006, 2005 and 2004, respectively. Freight costs have increased 23% since 2002 when our costs were $81.4 million.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, primarily due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, despite our attempts to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Despite our hedging efforts, our average energy cost per ton of paperboard produced in our domestic paperboard mills for the fiscal year ended April 30, 2006 was $88, an increase of 20% when compared to fiscal year 2005. During our second quarter ended October 31, 2005, in an effort to offset the increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments. This surcharge was replaced with a permanent price increase of approximately the same amount in February 2006. Energy costs have begun to escalate in our International segment as a result of rising natural gas prices in Western Europe, with energy averaging €40 per ton of paperboard produced in our foreign mills during 2006 as compared to €30 per ton during 2005.

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

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Year Ended April 30,
(in thousands)	2006	2005	2004
Net Sales
Paperboard	$433,531	$464,057	$397,653
Converted Products	267,270	262,903	246,857
International	151,570	155,124	143,097

Total	$852,371	$882,084	$787,607

Cost of Sales
Paperboard	$378,405	$403,070	$340,224
Converted Products	253,808	252,211	236,572
International	123,818	123,884	116,449
Corporate	—	(772)	1,150

Total	$756,031	$778,393	$694,395

	Year Ended April 30,
(in thousands)	2006	2005	2004
SG&A
Paperboard	$32,219	$33,925	$36,338
Converted Products	20,153	21,444	21,290
International	12,898	14,302	13,846
Corporate	13,347	15,473	15,612

Total	$78,617	$85,144	$87,086

Restructuring & Impairments
Paperboard	$1,768	$1,309	$9,541
Converted Products	628	401	1,129
International	—	—	—
Corporate	166	—	1,308

Total	$2,562	$1,710	$11,978

Operating Income (Loss)
Paperboard	$21,140	$25,753	$11,550
Converted Products	(7,319)	(11,153)	(12,134)
International	14,853	16,938	12,802
Corporate	(13,513)	(14,701)	(18,070)

Total	$15,161	$16,837	$(5,852)

The following table sets forth certain items related to our audited consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended April 30,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.7	88.2	88.2
Selling, general and administration expenses	9.2	9.7	11.1
Restructuring and impairments	0.3	0.2	1.5
Operating income (loss)	1.8	1.9	(0.7)
Interest expense	3.1	2.8	2.1
Income tax expense (benefit)	0.7	(0.1)	(2.0)
Net loss	(1.9)	(0.1)	(2.1)

Results of Operations

Year Ended April 30, 2006 Compared to Year Ended April 30, 2005

Overview

Net Sales. Net sales in 2006 decreased 3% to $852.4 million from $882.1 million in 2005. This decrease is the result of a reduction in the sales price of recovered paper sold to third parties, the strengthening of the US dollar versus the Euro, and lower volumes in our mills and our domestic converting operations. Partially offsetting these items were a 7% increase in the sales price of our North American converted products and a 9% increase in our International converting volumes.

Cost of Sales. Cost of sales decreased 3% to $756.0 million in 2006 from $778.4 million in 2005 due to a 14% reduction in our cost of recovered paper as well as lower volumes, partially offset by increases in energy and freight costs of 18% and 3%, respectively.

SG&A. SG&A decreased $6.5 million, or 8%, from $85.1 million in 2005 to $78.6 million in 2006. This decrease is primarily due to lower costs as a result of past restructuring efforts, including overhead, salaries and benefits, as well as lower current-year bad debt expense.

Restructuring and Impairments. We recorded restructuring charges of $2.6 million in 2006, an increase of $0.9 million from 2005. Approximately half of these charges relate to the closing of our Natick, MA mill which was announced in September 2005, with the remainder attributable to the on-going costs to exit previously shut down facilities. Of the $2.6 million total, approximately $0.9 million was non-cash impairment charges on fixed assets. Prior year restructuring charges were net of $1.3 million we received from both the sale of certain water/sewer discharge rights and a net gain from the sales of two locations sold in the fourth quarter of 2005.

Operating Income. Operating income decreased $1.6 million to $15.2 million in 2006 versus $16.8 million in 2005. Contributing to this decrease were increased energy and freight costs and lower volumes in our mills and our domestic converting operations. Serving to offset these factors were a higher sales price on our North American converted products and higher volumes in our International converting operations.

Paperboard

Net sales in the Paperboard segment decreased 7%, or $30.6 million, to $433.5 million in 2006 from $464.1 million in 2005. A 13% decrease in the price of waste paper sold to third parties accounted for approximately $20.0 million of this change, while a 4% reduction in volumes accounted for approximately $10.0 million.

Cost of sales decreased 6%, or $24.7 million, from $403.1 million in 2005 to $378.4 million in 2006. Our total cost of recovered paper decreased $35.0 million, the result of lower per ton costs and lower volumes. This decrease was offset by a $13.0 million increase in energy costs, despite our realization of $5.2 million in favorable settlements from our hedging efforts, and a $1.5 million increase in freight costs.

Restructuring costs in 2006 were $1.8 million as compared to $1.3 million in 2005, an increase of $0.5 million. The majority of current year charges relates to the closing of our Natick, MA mill announced in September 2005, with the remainder attributable to the continuing costs to exit locations shut down in prior years. Included in the $1.8 million charge is $0.6 million of non-cash impairment charges related to the Natick mill.

Our mill utilization rates decreased slightly to 94% in 2006 from 95% in 2005. This decrease was partially due to the loss of 20 machine days at one of our mills due to Hurricanes Katrina and Dennis, as well as some lost business as we remained vigilant in the implementation of certain pricing initiatives, specifically our fuel surcharge that was announced in October 2005.

SG&A decreased 5% from $33.9 million in 2005 to $32.2 million in 2006. This $1.7 million decrease is attributable to lower costs as a result of our restructuring efforts, lower bad debt expense and lower professional fees.

Operating income for the Paperboard segment decreased $4.7 million, or 18%, from $25.8 million in 2005 to $21.1 million in 2006. Decreased volumes, as well as increases in energy, freight and restructuring costs more than offset a decrease in SG&A expenses.

Converted Products

Net sales in the Converted Products segment were $267.3 million in 2006, $4.4 million, or 2%, higher than 2005. A 7% increase in sales prices had a $16.1 million positive impact on net sales, but a 5% decrease in volume accounted for a $12.0 million decrease.

Cost of sales increased $1.6 million, or 1%, in 2006, to $253.8 million, as an 11% and 4% increase in per ton freight and raw material paperboard costs, respectively, more than offset the decrease in costs due to lower volumes.

Restructuring costs increased $0.2 million in 2006 to $0.6 million from $0.4 million in 2005. The majority of current year charges reflect dismantling and impairment charges for a facility which ceased operations in a prior year. Included in total restructuring costs in both 2006 and 2005 are non-cash impairment charges of $0.3 million.

SG&A decreased 6% from $21.4 million in 2005 to $20.2 million in 2006 due to the consolidation of accounting functions and lower overhead costs due to past restructuring efforts.

Operating income improved 34% from a loss of $11.2 million in 2005 to a loss of $7.3 million in 2006. Higher sales price and a reduction in SG&A expenses more than offset lower volumes, slightly higher restructuring costs and increases in per ton raw material paperboard and freight costs.

International

Net sales in the International segment decreased 2% from $155.1 million in 2005 to $151.6 million in 2006. This decrease was primarily due to the strengthening of the US dollar in 2006 as the USD/Euro rate averaged $1.21 in 2006 versus $1.27 in 2005. Although sales prices remained flat on a Euro basis, because of such strengthening, prices on a US dollar basis in our mills and converting operations decreased by 5% and 3%, respectively. Volumes at our converting operations increased 9% while our mills experienced a 2% decrease.

Cost of sales essentially remained flat when comparing the years 2006 and 2005. Energy costs increased 26%, or $1.9 million, mainly in our mills due to the escalation of natural gas prices in Western Europe, while freight costs increased 1%. These increases were tempered by a 2% decrease in our recovered paper cost per ton of paperboard produced, as well as the effects of the change in exchange rates noted above. Excluding the effects of changes in foreign currency exchange rates, cost of sales increased 5% due to higher energy costs and the volume increase in our converting operations. Additionally, our waste paper cost per ton of paperboard produced increased 3% excluding the effects of changes in foreign currency exchange rates.

SG&A expenses decreased 10% to $12.9 million in 2006 from $14.3 million in 2005, primarily due to lower bad debts in the current year versus the prior year, as well as our continued efforts on cost containment. Excluding the effects of changes in foreign currency exchange rates, SG&A expenses decreased 6%.

Operating income for the International segment decreased $2.0 million, or 12%, to $14.9 million, primarily due to the strengthening of the US dollar during 2006. Increased energy and freight costs were offset by higher volumes for the second straight year in our converting operations and lower SG&A expenses.

Corporate

Unallocated corporate expense decreased 8% from $14.7 million in 2005 to $13.5 million in 2006. This reduction is the result of a $1.7 million decrease in salaries and benefits, offset by increases of $0.8 million and $0.2 million in professional fees and office expenses, respectively.

Other (Expense) Income

Interest expense increased from $25.1 million in 2005 to $26.4 million in 2006, primarily due to higher interest rates on our variable rate debt and a 5% increase in our average outstanding borrowings. Average outstanding borrowings increased from $256.6 million in 2005 to $269.2 million in 2006, partially due to the issuance of a $7.9 million note for the purchase of treasury stock from our former Chairman (see Note 19 to the accompanying audited consolidated financial statements).

Excluding interest expense, Other income (expense) - net was income of $1.0 million in 2006 as compared to income of $6.1 million in 2005. The decrease is primarily attributable to $3.4 million of a non-recurring gain in 2005 from the settlement of litigation. The remainder of the decrease is due to unfavorable movement in foreign currency exchange rates and lower affiliate earnings.

Income Tax (Benefit) Expense

Income tax expense for the year ended April 30, 2006 was $6.1 million as compared to a tax benefit of $1.0 million in 2005. Effective tax rates were 60% and (47%) in 2006 and 2005, respectively. The 226% change in the effective tax rate from 2005 to 2006 is primarily the result of the increased valuation allowance on its domestic tax asset as well as the recognition of foreign currency gains related to transactions with the Company’s European branch.

In 2006, the Company provided for US income taxes for additional repatriation of foreign earnings. The Company repatriated $12.0 million of foreign earnings during the 2006 fiscal year.

Net Income (Loss)

In summary, our net loss increased from $1.2 million in 2005 to $16.3 million in 2006. A major factor in this change was a tax expense in 2006 of $6.1 million as compared to a tax benefit in 2005 of $1.0 million. Additionally contributing to this earnings decrease were lower volumes in all of our mills and our domestic converting operations, a reduction in the sales price of recovered paper sold to third parties and higher worldwide energy and freight costs. Items that positively affected earnings were higher volumes in our International converting operations, higher sales prices on our North American converted products and lower SG&A costs. Additionally, in 2005, we recorded non-recurring income of $3.4 million from the settlement of litigation.

Results of Operations

Year Ended April 30, 2005 Compared to Year Ended April 30, 2004

Overview

Net Sales. Net sales for 2005 increased 12% to $882.1 million from $787.6 million in 2004. This increase was the result of approximately 4% volume increases within each segment, the announced selling price increases in our Paperboard and Converted Products segments, as well as the impact of the weakening US dollar in the translation of our International segment sales.

Cost of Sales. Cost of sales for 2005 increased 12% from $694.4 million in 2004 to $778.4 million in 2005. This increase was due to recovered paper prices increasing 17%, or $17 per ton, in 2005. Also, in addition to the increased volume noted above, freight and energy costs increased $8.0 million and $7.3 million, respectively, in 2005.

SG&A. SG&A decreased 2% in 2005 to $85.1 million from $87.1 million in 2004. This decrease was primarily due to a bad debt write-off of $3.2 million in 2004 in our Paperboard segment, as well as a $2.0 million decrease in legal fees. Partially offsetting these items was an increase in foreign exchange translation as the USD/Euro rate averaged $1.27 in 2005 versus $1.19 in 2004.

Restructuring and Impairments. We recorded restructuring charges of $1.7 million in 2005, an 86% decrease from the $12.0 million recorded in 2004. These expenses represented charges to close two plants in our Converted Products segment, one facility in our Paperboard segment and the ongoing costs to exit facilities we closed in prior years. Total restructuring charges were net of $1.3 million we received from the sale of certain water/sewer discharge rights and a net gain from the sales of two locations sold in the fourth quarter of 2005. Of the $1.7 million charges in 2005, $0.9 million was non-cash related to impairment in the Paperboard and Converted Products segments. Of the $12.0 million in charges in 2004, $6.5 million was non-cash, almost entirely a result of asset impairment for locations in the Paperboard segment.

Operating Income. Operating income for 2005 was $16.8 million as compared to an operating loss of $5.9 million in 2004. This was primarily the result of a $10.3 million reduction in restructuring charges in 2005, as well as higher volumes and sales prices in our Paperboard and Converted Products segments. Further adding to the increase was a $2.0 million decrease in legal fees.

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

Restructuring costs decreased by $8.2 in 2005 to $1.3 million. The charges incurred in 2005 relate to the closing of our facility located in Sunrise, FL as well as continuing costs to exit locations previously shut down. The $1.3 million charge was net of $0.4 million we received from the sale of certain water/sewer discharge rights and includes $0.6 million of non-cash impairment charges. The charges recorded in 2004 related to the closing of the Company’s Newark, NJ paperboard mill in July 2003, and included non-cash asset impairment charges of $5.1 million.

Our mill utilization rates remained constant at 97% and 95%, excluding and including Fitchburg, respectively, for 2005 and 2004.

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

Converted Products

Net sales in the Converted Products segment increased by $16.0 million, or 7%, to $262.9 million for 2005 compared to $246.9 million for 2004. This increase was due to a 5% increase, or $12.0 million, in sales price as well as a 2%, or $4.0 million, increase in volume.

Cost of sales increased $15.6 million, or 7%, the result of increased volume, freight and raw material costs.

Restructuring costs were $0.4 million in 2005, a $0.7 million decrease from $1.1 million in 2004. These charges reflected costs related to plant closings in Kountze, TX and Stockton, CA, as well as a $0.9 million gain from the sale of our Vancouver, WA facility, which we closed in 2004. Prior year costs included charges for the closing of our Dallas, TX plant, as well as the Vancouver closing. Non-cash impairment charges in 2005 and 2004 were $0.3 million and $0.1 million, respectively.

SG&A increased 1% from $21.3 million in 2004 to $21.4 million in 2005 due to increased costs related to the start-up of our solidboard plant in California.

Operating income improved 8% from a loss of $12.1 million in 2004 to a loss of $11.2 million in 2005. This was due to the increased sales volumes and price increases mentioned above, as well as a 65%, or $0.7 million, decrease in restructuring charges. These more than offset a 17% increase in freight costs, a 7% increase in per-ton paperboard raw material cost, and a $1.6 million operating loss absorbed at our solidboard plant in California which began operations on October 1, 2004.

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

Corporate

Unallocated corporate expense decreased by $3.4 million to $14.7 million in 2005. This decrease was primarily the result of a reduction in legal fees of $2.0 million, part of which is related to the settlement of litigation (see Note 11 to the audited consolidated financial statements starting on page F-1 of this Annual Report on Form 10-K). Additionally, there were no restructuring charges in 2005, compared to $1.3 million of charges in 2004, and travel expenses decreased $0.5 million.

Other (Expense) Income

Interest expense increased from $16.9 million in 2004 to $25.1 million in 2005, primarily as a result of our higher interest rate Notes incurring interest for the entire year in 2005 versus only one and a half months in 2004. Average outstanding borrowings increased from $244 million in 2004 to $257 million in 2005.

Excluding interest expense, Other income (expense) - net went from a loss of $9.9 million in 2004 to income of $6.1 million in 2005. This was primarily related to a charge incurred on the extinguishment of debt in 2004 upon the issuance of our Notes. Additionally, in 2005, we recorded income of $3.4 million from the settlement of litigation referred to in Note 11 of the audited consolidated financial statements included in this Annual Report on Form 10-K. Equity in Income of Affiliates also increased by $0.8 million in 2005.

Income Tax (Benefit) Expense

Income tax benefit decreased to ($1.0) million in 2005 from ($16.3) million in 2004. Effective tax rates were (47%) and (50%) in 2005 and 2004, respectively. The 6% change in the effective tax rate from 2004 to 2005 was primarily the result of the increased dollar amount of unfavorable permanent differences which were offset by the increased deduction for the Extraterritorial Income Tax. Additionally, in 2005, the Company provided for US income taxes for the repatriation of foreign earnings.

Discontinued Operations

In November 2004, we sold the assets of our NP Cogen, Inc. subsidiary for $1.2 million, which resulted in a loss of $0.1 million net of tax. There was no income or loss due to discontinued operations in fiscal 2004.

Net Income (Loss)

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

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders and finance working capital requirements and other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources and any replacement senior credit facility will be sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

Capital Expenditures. Our total capital expenditures were $20.2 million, $18.7 million and $24.0 million in fiscal 2006, 2005 and 2004, respectively. We expect fiscal 2007 capital expenditures to be under $25.0 million.

Borrowings

At April 30, 2006, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

April 30, 2006
Senior revolving credit facility(1)	$25.4
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds (“IRBs”)	69.0
Other (2)	11.6

Total debt	$281.0

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.

(2)	See Note 7 to the accompanying audited consolidated financial statements for the components of this total.

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of April 30, 2006, we had approximately $83.1 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $25.4 million of other borrowings outstanding under the facility, leaving us with availability of approximately $41.5 million under the revolver.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of April 30, 2006, we were in compliance with all financial covenants.

Effective May 1, 2006, pursuant to the senior secured revolving credit facility, our current interest coverage test will increase from the ratio of 2.0:1 to a ratio of 2.25:1. This will require, on each measurement date, that our Adjusted EBITDA, as defined in the credit facility agreement, be greater than 2.25 times our cash interest expense. At April 30, 2006, our actual interest coverage ratio was 2.0:1. We expect to be in compliance with the more restrictive covenants which become effective on May 1, 2006, but we are engaged in active discussions with our bank group regarding potential refinancing in advance of the March 2007 maturity date.

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

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2007 (1)	$31.8
2008	2.9
2009	2.9
2010	3.0
2011	3.1
Thereafter	237.3

(1)	Includes $25.4 million due under revolving credit facility.

We are also parties to a series of cross currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At April 30, 2006 and 2005, the fair value of the 2001 Swaps represented a liability of $16.3 million and $22.4 million, respectively.

Additionally, in our effort to manage costs, we utilize energy and raw material price hedges. At April 30, 2006 the fair value of these hedges was a liability of $2.3 million.

Cash Flow

Net cash provided by operating activities

In the fiscal years ended April 30, 2006, and 2005, we generated cash from operating activities of $9.5 million and $23.9 million, respectively. The main factors driving the decrease in 2006 are (i) lower earnings partly attributable to higher energy and freight costs and lower volumes, (ii) a decrease in our cost of recovered paper resulting in a decrease in Accounts payable and (iii) an increase in inventories due to the final two days of the fiscal year falling on a weekend, resulting in fewer shipments. These factors more than offset lower Accounts receivable due to a decrease in the price of recovered paper we sell to third parties.

Net cash used in investing activities

In the fiscal years ended April 30, 2006 and 2005, we used $19.0 million and $15.2 million in cash, respectively, in investing activities. The increased usage in 2006 is attributable to $2.3 million less in proceeds from both the sale of discontinued operations and the sale of property, plant and equipment as well as $1.5 million of higher capital expenditures when comparing 2006 and 2005.

Net cash used in financing activities

In 2006, financing activities provided $13.9 million of cash whereas in 2005, we used cash in financing activities of $4.6 million. In the current year, we drew $11.5 million more on our credit facility, made $3.3 million less in repayments of long-term debt and had a $3.2 million swing in changes in cash overdrafts.

Contractual Obligations

The following table (in millions) summarizes our significant contractual obligations as of April 30, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under GAAP.

Contractual Obligations (1)	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years
Long-term obligations (2)	$281.0	$31.8	$5.8	$6.1	$237.3
Interest payment obligations (3)	185.3	26.4	43.3	40.0	75.6
Operating leases (4)	24.8	5.6	9.0	5.6	4.6
Purchase Commitments	9.3	5.5	3.8	—	—

(1)	Does not include any obligation to repurchase shares held by our employee stock ownership plan which appears in the Temporary Equity component of our Consolidated Balance Sheet (See Note 11 to our audited consolidated financial statements.)

(2)	See Note 7 to our audited consolidated financial statements.

(3)	Represents estimates based upon current interest rates.

(4)	See Note 11 to our audited consolidated financial statements.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements at April 30, 2006.

Seasonality

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and adversely affect customer demand for food containers can adversely affect our revenues and our operating results. The sales volumes of certain of our converted products can also vary from quarter to quarter, partly due to the increased production of textbooks and binders before the beginning of the school year, as well as the production of board games and other products before the start of the Christmas season. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

Inflation

Changes in raw material and energy prices have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

Critical Accounting Policies

Our accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the year ended April 30, 2006.

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

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. The discount rate is based upon the demographics of the plan participants as well as benchmarking a certain index, e.g. Citigroup Pension Liability Index. At April 30, 2006, the discount rate was raised to 6.30% from 5.70%. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.5 million. To determine our expected long-term rate of return on plan assets, we evaluated criteria such as asset allocation, historical returns by asset class, historical returns of our current pension portfolio managers and management’s expectation of the economic environment. Based upon this methodology, the expected long-term rate of return on assets was increased from 8.75% in 2005 to 9.2% in 2006. Management believes this increase is well supported as over the past three years, our pension portfolio outperformed by 36% an asset allocation index, 60% of which was comprised of the Dow Jones Wilshire 5000 Index and 40% of which was comprised of the Lehman Brothers Aggregate Bond Index. Our pension portfolio also outperformed 95% of the balanced fund universe as evaluated by a third party pension consultant. We regularly review our asset allocation and periodically rebalance such allocation, as well as replace certain fund managers, when we deem appropriate. As of April 30, 2006, assets were allocated as follows: 76% in equity securities, 12% in debt securities and 12% in all other. A 1% change in the expected long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.8 million. The level of compensation increase is established by management, and has the smallest direct impact, of the three assumptions, on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense was $4.7 million in 2006, $5.3 million in 2005 and $6.2 million in 2004 (see Note 14 to the attached audited consolidated financial statements).

Goodwill

Effective May 1, 2002, we adopted FAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 1 to the audited consolidated financial statements for additional information regarding our accounting for goodwill. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our reporting units is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

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

The Company assesses the need to record a valuation allowance, which is determined through the process of projecting our net deferred tax assets while factoring in tax planning strategies, based upon a computation of normalized earnings and the resultant expected utilization of those net deferred tax assets. Under FAS 109, a valuation allowance is required when it is more likely than not that some portion of the net deferred tax assets will not be realized. Realization is dependent upon, among other things, the generation of future taxable income and tax management strategies.

Impairment of Long-Lived Assets

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	Significant operating losses;

•	Significant declines in demand for a product where an asset is only able to produce that product;

•	Assets that are idled; and

•	Assets that are likely to be divested.

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 10 to the audited consolidated financial statements.

Accounting for Employee Stock Ownership Plan

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”) which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Distribution of shares to settle participant account balances cannot occur until after employee termination. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. Several valuation techniques, including a return on investment and weighted return on capital analyses, are performed to establish fair value. In addition, present value calculations of projected future income streams, discounted cash flow analyses and market comparables are employed to develop estimated total enterprise and total equity values for us. Any changes to these assumptions and estimates could affect our obligation. See Note 12 to the audited consolidated financial statements.

Prospective Accounting Standards

On July 13, 2006, the FASB issued FASB Interpretation 48 Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109 (“FIN48”). FIN48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return and is effective beginning for fiscal years beginning after December 15, 2006. The Company is evaluating the effects, if any, that the adoption of FIN48 will have on its financial results.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of the compensation cost will be measured based on the fair value of the equity or liability instruments issued. This statement will become effective beginning with the first annual reporting period that begins after June 15, 2005. The Company is evaluating the effects, if any, that the adoption of FAS 123(R) will have on its financial results.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs” (“FAS 151”). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period expense rather than as part of inventory costs. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effects of this statement are required to be reflected in financial statements for fiscal years beginning after June 15, 2005, although application is permitted in fiscal years beginning after November 2004. The Company does not believe the application of FAS 151 will have a material affect on its inventory valuation methodologies.

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

Commodity Prices. The markets for our recovered paper products, particularly OCC, are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have had approximately an ($11.9) million effect on our operating income in 2006, although this would have been somewhat mitigated by our sale of recovered paper to third party customers. We attempt to partially hedge our raw material price risk by utilizing financial hedges or buying forward contracts for some of our future raw material requirements.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have had an approximate ($9.6) million effect on our operating income in 2006. We attempt to partially hedge our energy price risk by utilizing financial hedges and buying forward contracts for some of our future energy requirements.

Interest Rates/Cross Currency Interest Rate Swaps. We have cross-currency interest rate swap agreements with Bank of America and Wachovia Bank. The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At April 30, 2006 and 2005, the fair value of the 2001

Swaps represented a liability of $16.3 million and $22.4 million, respectively. We recognized income of $0.1 million and a charge of $0.3 million in 2006 and 2005, respectively, as a result of hedge ineffectiveness related to these swap agreements. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the inter-company loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate as do our Industrial Revenue Bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, or approximately 50 basis points, it would have had approximately a ($0.5) million effect on our income from operations in 2006.

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

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the reporting period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely because of the material weakness described below. However, as of the date hereof, management is taking steps to remediate the weakness described herein.

Subsequent to the issuance of our 2005 consolidated financial statements, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the balance sheet were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, we restated the accompanying Consolidated Balance Sheet as of April 30, 2005 and the related Consolidated Statements of Cash Flows for the years ended April 30, 2005 and 2004. There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity. The Company determined that it did not have an effectively designed control process in place to ensure proper classification of positive and negative cash balances. To remediate this deficiency, we are in the process of hiring additional personnel to evaluate and monitor compliance of our accounting practices.

(b) There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, as of April 30, 2006:

Name	Age	Position
Robert H. Mullen (1) (2)	53	Chief Executive Officer, President and Chairman of the Board
Edward K. Mullen(1)	83	Vice Chairman of the Board
William D. Harper	63	Senior Vice President, European Operations
Joseph E. Byrne	46	Vice President and Chief Financial Officer
David M. Ascher	53	Vice President, General Counsel and Secretary
Richard M. Poppe	51	Senior Vice President, Paperboard Mills
Philip B. Jones	57	Senior Vice President, Converted Products
Martin A. Chooljian (3)(4)(5)	76	Director
Joseph S. DiMartino (3)(4)(5)	62	Director
Benedict M. Kohl (1)(4)	74	Director
Fred H. Rohn (3)(5)	80	Director
Fred G. von Zuben (6)	68	Director

(1)	Member of Executive Committee.

(2)	Elected Chairman of the Board on July 19, 2005.

(3)	Member of Audit Committee.

(4)	Member of Compensation Committee.

(5)	Member of Nominating Committee.

(6)	Retired as Chairman of the Board effective July 1, 2005 and his term as director ended July 20, 2006.

Robert H. Mullen—Chief Executive Officer, President and Chairman of the Board—Mr. Mullen joined The Newark Group in 1984 as Assistant Superintendent of a paper machine at our Haverhill Paperboard Mill. From 1984 to 1989, Mr. Mullen held various positions of increasing responsibility within our sales and operational organizations. In 1989, Mr. Mullen was appointed President of BCI and, in 1993, assumed responsibility for our Newark Paperboard Products Division. He served as Chief Operating Officer from March 1996 to August 2004 and became President in December 2002. In August 2004, Mr. Mullen was named Chief Executive Officer and in July 2005, Chairman of the Board. Mr. Mullen graduated from Upsala College in 1977 with a B.A. in Philosophy and Physics. In 1984 he received an M.B.A. in Finance and Accounting from Columbia University Business School. Mr. Mullen is a member of the Regulatory Policy Committee of the American Forest & Paper Association (“AF&PA”). Mr. Mullen is the son of Edward K. Mullen, our Vice Chairman and principal stockholder.

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

William D. Harper—Senior Vice President, European Operations—Mr. Harper joined The Newark Group in 1985 as Vice President and Chief Financial Officer and in September 1998, became Senior Vice President of European Operations. In January 2002, Mr. Harper was named Senior Vice President for Business Development and Asset Management, returning to the position of Senior Vice President, European Operations in August 2004. Prior to joining us, Mr. Harper worked for Anker Energy Corporation as Vice President and Chief Financial Officer and for Mellon Bank as a Vice President. Mr. Harper graduated from Indiana University in 1966 with a B.S. in Business Administration with a major in Finance.

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

David M. Ascher—Vice President, General Counsel and Secretary—Mr. Ascher joined The Newark Group in January 1999 as Vice President and General Counsel and shortly thereafter was appointed Secretary. Mr. Ascher previously held corporate counsel positions of increasing responsibility with White Motor Corporation, Sea-Land Corporation, C.R. Bard, Inc. and Vickers America Holdings Inc. Prior to working as Corporate Counsel, he was in private practice in Cleveland, OH with the corporate law firm of Squire, Sanders & Dempsey. In 1973, he received a B.A. in Economics and Urban Systems Studies from the State University of New York at Buffalo. In 1975, he received a Masters of Community Planning from the University of Cincinnati, and, in 1978, he received a J.D. from the State University of New York at Buffalo School of Law. He holds a New Jersey limited license for in-house counsel and is a member of the Ohio State Bar, the Association of Corporate Counsel and the General Counsel Committee of the AF&PA.

Richard M. Poppe—Senior Vice President, Paperboard Mills—Mr. Poppe joined The Newark Group in 1977 as a production trainee at our California paperboard mill and was promoted to his current position in 2001. Mr. Poppe is responsible for our 10 domestic paperboard mills. Previously he served in several capacities at different paperboard locations across the United States. He was transferred to Middletown Paperboard, then to Wisconsin Paperboard and then to Mobile Paperboard, where he served as General Manager until his 1995 promotion to West Coast Regional General Manager-Newark Mills. He is a 1977 graduate of the University of Nebraska in Lincoln with a B.S. in History. Mr. Poppe has been a member of the Recycled Paperboard Technical Association for over 15 years and is currently President of the RPTA Board of Trustees.

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

Joseph S. DiMartino—Director—Mr. DiMartino was elected to The Newark Group’s Board of Directors in 2000. Since 1995, Mr. DiMartino has been the Chairman of the Board and a Director of The Dreyfus Family of Mutual Funds in New York City. He started his career as a bank officer in 1966 and in 1971 joined the Dreyfus Corporation as a portfolio manager. He became President, Chief Operating Officer and Director of The Dreyfus Corporation in October 1982. After Dreyfus merged with Mellon Bank in August 1994, Mr. DiMartino was elected to the board of directors of Mellon Bank and served in that capacity until his resignation from Dreyfus in December 1994. Between January 1995 and November 1997 he held the position of Chairman of the Board and Director for the Noel Group, Inc. Mr. DiMartino is a 1965 graduate of Manhattan College and attended New York University’s Graduate School of Business. Mr. DiMartino is also a director of CBIZ, Inc., SunAir Services Corporation, and Levcor International, Inc.

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

Fred G. von Zuben—Director—Mr. von Zuben joined The Newark Group in 1973 as Sales Manager for Book Covers, Inc. (“BCI”), then one of our subsidiaries. While at BCI, Mr. von Zuben was responsible for developing its marketing and accounting structure. Mr. von Zuben became Chief Executive Officer in December 1998 and Chairman of the Board in December 2002. Mr. von Zuben also served as President from 1998 until December 2002. Mr. Von Zuben stepped down as Chief Executive Officer in August 2004 and retired as Chairman of the Board on July 1, 2005. Mr. von Zuben was a member of the Board of Directors of the AF&PA and was the founding Chairman of the Paper Recycling Group. He also served on the Executive Committee of the Paper Recycling Coalition and on the 100% Recycled Paperboard Alliance. Mr. von Zuben was a member of the New Jersey Business and Industrial Association and the Executive Committee of The Park Avenue Foundation. Mr. von Zuben received a B.A. in Economics from Colgate University in 1963. In 1965 he graduated from Columbia University Business School with an M.B.A. in Marketing.

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

ITEM 11. EXECUTIVE COMPENSATION

Set forth in the following table is certain compensation information concerning our chief executive officer and our four most highly compensated executive officers, other than the chief executive officer, for the fiscal years ended April 30, 2006, 2005 and 2004.

Summary Compensation Table

	Year	Annual Compensation					Long Term Compensation
Name and Principal Position		Salary		Bonus			Securities Underlying Options/SARs		All Other Compensation(1)
Robert H. Mullen President and Chief Executive Officer (2)	2006 2005 2004	$ $ $	455,631 412,516 350,016	$	— — 100,000		$	— 214,900 —	$ $ $	600 600 600
Edward K. Mullen Vice Chairman of the Board	2006 2005 2004	$ $ $	400,008 400,008 400,008		— — —			— — —	$ $ $	600 600 600
William D. Harper Senior Vice President European Operations	2006 2005 2004	$ $ $	342,533 335,233 270,000	$ $	— 24,000 48,000	(3)	$	— 209,400 —	$ $ $	600 600 600
Richard M. Poppe Senior Vice President, Paperboard Mills	2006 2005 2004	$ $ $	312,625 305,000 253,200	$ $	— 25,000 52,000	(3)	$	— 214,900 —	$ $ $	600 600 600
Philip B. Jones Senior Vice President, Converted Products	2006 2005 2004	$ $ $	262,867 238,926 202,470	$	— — 25,000			— — —	$ $ $	600 600 600

(1)	Represents contributions made by us pursuant to our 401(k) plan.

(2)	Mr. R. Mullen was named as our Chief Executive Officer effective August 2, 2004 and Chairman of the Board on July 19, 2005.

(3)	Adjustment for duties assumed.

Option Grants in 2006

No options were granted to our chief executive officer or any of the executive officers named in the Summary Compensation Table during the fiscal year ended April 30, 2006.

Option Exercises and Holdings

None of our executive officers named in the Summary Compensation Table above exercised options during the fiscal year ended April 30, 2006.

Defined Benefit Pension Plans

Our executive officers participate in our Salaried Employees’ Pension Plan in which benefits are based on the employee’s average salary in the last ten years of employment and years of service, as defined in the table below.

PENSION PLAN TABLE

ANNUAL STRAIGHT LIFE ANNUITY BENEFIT

PAYABLE AT NORMAL RETIREMENT AGE (65)

	Years of Service
Final 10 Year Average Compensation	15	20	25	30	35
$125,000	$22,602	$30,770	$39,207	$48,019	$57,082
$150,000	$28,227	$38,270	$48,582	$59,269	$70,207
$175,000	$33,852	$45,770	$57,957	$70,519	$83,332
$200,000	$39,447	$53,270	$67,332	$81,769	$96,457
$225,000	$39,815	$53,720	$67,895	$82,444	$97,244
$250,000	$39,815	$53,720	$67,895	$82,444	$97,244
$300,000	$39,815	$53,720	$67,895	$82,444	$97,244
$400,000	$39,815	$53,720	$67,895	$82,444	$97,244
$450,000	$39,815	$53,720	$67,895	$82,444	$97,244
$500,000	$39,815	$53,720	$67,895	$82,444	$97,244

NOTE: The above amounts are not subject to any further offsets.

Years of Credited Service and Current Compensation Covered for the Named Executive Officers

As of April 30, 2006

	Years of Credited Service	Current Compensation Covered for Plan Purposes
Robert H. Mullen	24	$201,500
Edward K. Mullen	48	$201,500
William D. Harper	21	$199,508
Richard M. Poppe	29	$201,500
Philip B. Jones	9	$200,713

Employee Stock Ownership Plan

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”) which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. During the last four years, the put value has exceeded the current fair market value. The put value as of April 30, 2006 was $43.05 per share. At April 30, 2006, there were 648,279 allocated shares with an estimated redemption value of approximately $27.9 million. ESOP payments during the fiscal year ending April 30, 2006 were approximately $0.9 million. The estimated ESOP payments during the fiscal years ending April 30, 2007 and 2008 are estimated to be between $0.7 million and $1.3 million per year.

Stock Appreciation Rights

We have a non-qualifying Stock Option Plan under which we are authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the redemption value of our common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled. It is expected that holders will elect to exercise the SARs once vested. As of April 30, 2006, there were 25,000 options with tandem SARs outstanding with a weighted average exercise price of approximately $41.93, of which 17,500 options with tandem SARs, with a weighted average exercise price of $39.25, were exercisable. During the year ended April 30, 2006, no options with tandem SARs were issued, exercised or forfeited, and none expired. The outstanding options with tandem SARs have exercise prices ranging from $33.93 to $49.53 per option or SAR, and have a weighted average remaining contractual life of 3.4 years.

We have a second employee stock compensation plan under which we grant SARs without options to certain employees. These SARs vest over a three-year period from the date of grant. As of April 30, 2006, there were 122,500 SARs outstanding with a weighted average exercise price of $47.04, of which 69,484, with a weighted average exercise price of $47.81, were exercisable. During the year ended April 30, 2006, 70,000 SARs with a weighted average price of $45.97 were issued, 59,334 SARs were exercised, 3,166 were forfeited, and none expired. The outstanding SARs have exercise prices ranging from $45.97 to $50.42 per SAR, and have a weighted average remaining contractual life of 3.1 years.

Compensation of Directors

During fiscal 2006, non-employee directors were paid $20,000 per year, plus $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended. Mr. Rohn, the Chairman of our audit committee, receives an additional $5,000 per year. Directors are reimbursed their expenses for attendance at such directors’ meetings, and any director who is also an employee receives no directors’ fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2006, with respect to the beneficial ownership of our common stock by (i) each person known to us to beneficially hold five percent or more of our outstanding shares of common stock, (ii) each of our directors and each of our executive officers and (iii) all of our directors and executive officers as a group.

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

Unless otherwise indicated, the address of each such person is c/o The Newark Group, Inc., 20 Jackson Drive, Cranford, New Jersey 07016.

	Amount and Nature of Beneficial Ownership(1)(2)
Beneficial Owner	Shares	Percentage
Edward K. Mullen(3)	2,819,948	77.5%
The Newark Group, Inc. Employees’ Stock Ownership Plan	648,279	17.8
Robert H. Mullen	163,352	4.5
Richard M. Poppe	2,500	*
Joseph E. Byrne(4)	1,500	*
Philip B. Jones(4)	1,500	*
William D. Harper	—	—
David M. Ascher	—	—
Martin A. Chooljian	—	—
Joseph S. DiMartino	—	—
Benedict M. Kohl	—	—
Fred H. Rohn	—	—
All executive officers and directors as a group (11 persons)(2)(5)	2,988,800	82.2%

*	Less than 1% of the issued and outstanding shares of our common stock.

(1)	Each beneficial owner’s percentage ownership of common stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 30, 2006 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 30, 2006 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	For each individual beneficial owner, does not include shares of common stock owned by The Newark Group, Inc. Employees’ Stock Ownership Plan for the benefit of such individual.

(3)	These shares of common stock are beneficially owned by Mr. Mullen or trusts for the benefit of members of his family and include 2.4 million shares held by Grats to which Edward K. Mullen is trustee and maintains sole voting and investment power. Robert H. Mullen has a future pecuniary interest in certain of such shares.

(4)	Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2006.

(5)	Includes 3,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2006.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Stock Option Plan and Stock Appreciation Rights Plan as of April 30, 2006. These plans were our only equity compensation plans in existence as of April 30, 2006.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
Equity Compensation Plans Approved by Shareholders	—		—	—
Equity Compensation Plans Not Approved by Shareholders	673,279	(1)	$43.01	175,000

TOTAL	673,279		$43.01	175,000

(1)	See Note 12 “Employee Stock Ownership Plan” and Note 13 “Employee Incentive Plans” included in the audited consolidated financial statements for the year ended April 30, 2006 commencing on page F-1 in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 30, 2006, we had a loan outstanding to the following employee, who is a family member of one of our directors and executive officers:

Name	Loan Amount	Date of Loan	% Interest Rate	Maturity Date
Matthew Mullen	$70	4/12/02	0.00	4/11/07

We lease our corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by Fred G. von Zuben and Robert H. Mullen. For each of the fiscal years ended April 30, 2006 and 2005, the amounts paid to that company under the lease were $348. The lease expires in December 2013. We also have an option to purchase the property. We believe that the rent that we are paying is at fair market value.

On August 10, 2005, the Company completed the purchase of 198,000 shares of the Company’s common stock from its former Chairman and Director. On July 5, 2005, this director exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875 which is to be paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005. The balance due is to be paid in 40 equal and consecutive quarterly installments, with interest, which began on October 1, 2005 and will continue thereafter on the first day of the months of January, April, July and October. Interest accrues on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets. (see Note 19 to the audited consolidated financial statements contained within this Annual Report on Form 10-K).

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2006, the potential payments under the agreement range from $0 to $2,135 (see Note 19 to the audited consolidated financial statements contained within this Annual Report on Form 10-K).

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

Audit Fees. Audit fees billed or expected to be billed to us by D&T for the audit of the financial statements included in our Annual Report on Form 10-K for the fiscal years ended April 30, 2006 and 2005 are approximately $1,178,000 and $1,167,759, respectively.

Audit-Related Fees. We were billed $140,000 and $182,681 by D&T for the fiscal years ended April 30, 2006 and 2005, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above and relate to D&T’s work in connection with their annual audit of our pension plans.

Tax Fees. We were billed an aggregate of $168,757 and $221,209 by D&T for the fiscal years ended April 30, 2006 and 2005, respectively, for tax services, principally advice regarding the preparation of income tax returns and tax planning.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Securities and Exchange Commission (the “Commission”) on September 7, 2004)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

4.1

Indenture dated March 12, 2004 between The Newark Group, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

4.2	Rule 144A Global Note relating to the 9 3/4% Senior Subordinated Notes due 2014 of The Newark Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

4.3	Regulation S Global Note relating to the 9 3/4% Senior Subordinated Notes due 2014 of The Newark Group, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.1	The Newark Group, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.2		The Newark Group, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.3		The Newark Group, Inc. Employees’ Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.4		Purchase Agreement dated as of March 5, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.5		Registration Rights Agreement dated as of March 12, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.6		Credit Agreement, dated as of March 12, 2004, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.7		First Amendment to Credit Agreement, dated July 21, 2005, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.8		Stock Restriction/Purchase Agreement, dated May 1, 1980, among The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.9		Amendment to Stock Restriction/Repurchase Agreement, dated March 1, 1995, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.10		Amendment No. 2 to Stock Restriction/Repurchase Agreement, dated August 1, 2004, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.11		Death Benefit Agreement, dated November 29, 1999, among The Newark Group, Inc. and Edward K. Mullen (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

14.1		The Newark Group, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

21.1		Subsidiaries of The Newark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on October 22, 2004)

31.1	*	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: July 27, 2006.

IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/Robert H. Mullen Robert H. Mullen	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	July 27, 2006

/s/ Joseph E. Byrne Joseph E. Byrne	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2006

/s/ Edward K. Mullen Edward K. Mullen	Vice Chairman of the Board	July 27, 2006

/s/ Martin A. Chooljian Martin A. Chooljian	Director	July 27, 2006

/s/ Joseph S. DiMartino Joseph DiMartino	Director	July 27, 2006

/s/ Benedict M. Kohl Benedict M. Kohl	Director	July 27, 2006

/s/ Fred H. Rohn Fred H. Rohn	Director	July 27, 2006

THE NEWARK GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

The Newark Group, Inc.

Cranford, New Jersey

We have audited the accompanying consolidated balance sheets of The Newark Group, Inc. and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Newark Group, Inc. and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the accompanying 2005 and 2004 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

July 27, 2006

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2006 AND 2005

(Dollars in Thousands, Except Share Data)

	2006	2005
		(As restated - see Note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,688	$5,692
Accounts receivable (less allowance for doubtful accounts of $5,784 and $6,356, respectively)	112,856	119,815
Inventories	69,073	61,760
Other current assets	6,522	3,840

Total current assets	195,139	191,107
RESTRICTED CASH	134	131
PROPERTY, PLANT AND EQUIPMENT – NET	307,207	320,947
GOODWILL	46,761	47,256
LONG-TERM INVESTMENTS	17,233	16,776
OTHER ASSETS	16,733	26,568

TOTAL ASSETS	$583,207	$602,785

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,564	$87,769
Current maturities of debt	31,844	2,621
Income taxes and other taxes payable	3,067	2,979
Accrued salaries and wages	14,124	14,183
Other accrued expenses	11,466	13,981

Total current liabilities	142,065	121,533
SENIOR DEBT	68,190	79,097
SUBORDINATED DEBT	180,967	175,599
DEFERRED INCOME TAXES	5,775	5,073
PENSION OBLIGATION	17,690	27,980
SWAP OBLIGATION	16,269	22,399
OTHER LIABILITIES	6,063	6,435
MINORITY INTEREST	91	92

Total liabilities	437,110	438,208

COMMITMENTS AND CONTINGENCIES (Note 11)
TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (648,279 and 866,442 shares, respectively)	27,911	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	184,702	190,330
Accumulated other comprehensive loss	(5,897)	(12,354)
Treasury stock, 2,370,920 shares and 2,152,758 shares, respectively, at cost	(61,053)	(52,251)

Total permanent stockholders’ equity	118,186	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$583,207	$602,785

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

(Dollars in Thousands)

	2006	2005	2004
NET SALES	$852,371	$882,084	$787,607
COST OF SALES	756,031	778,393	694,395

Gross profit	96,340	103,691	93,212

OPERATING EXPENSES:
Selling, general and administrative	78,617	85,144	87,086
Restructuring and impairments	2,562	1,710	11,978

Total operating expenses	81,179	86,854	99,064

OPERATING INCOME (LOSS)	15,161	16,837	(5,852)

OTHER (EXPENSE) INCOME:
Interest expense	(26,385)	(25,075)	(16,856)
Interest income	291	109	142
Equity in income of affiliates	1,652	2,054	1,217
Loss on extinguishment of debt	—	—	(10,824)
Other (expense) income – net	(923)	3,963	(421)

Total other expense	(25,365)	(18,949)	(26,742)

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(10,204)	(2,112)	(32,594)
INCOME TAX EXPENSE (BENEFIT)	6,096	(999)	(16,275)

LOSS FROM CONTINUING OPERATIONS	(16,300)	(1,113)	(16,319)
LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	—	(59)	—

NET LOSS	$(16,300)	$(1,172)	$(16,319)

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

(Dollars in Thousands)

	2006	2005	2004
		(As restated - see Note 3)	(As restated - see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,300)	$(1,172)	$(16,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	10,824
Depreciation and amortization	34,100	32,862	31,524
Impairment of assets	901	1,073	6,851
Gain on sale of marketable securities	—	(6)	—
Loss (gain) on sale of property, plant and equipment	508	(536)	(337)
Loss on sale of discontinued operations	—	99	—
Equity in income of affiliates	(1,652)	(2,054)	(1,217)
(Gain) loss due to hedge ineffectiveness	(107)	348	302
Proceeds from dividends paid by equity investments in affiliates	924	1,122	550
Deferred income tax benefit	(1,742)	(4,541)	(17,582)
Changes in assets and liabilities excluding the effects of acquisitions:
Decrease (increase) in accounts receivable	6,391	(1,795)	(405)
Increase in inventories	(7,577)	(2,285)	(1,290)
(Increase) decrease in other current assets	(4,303)	3,304	5,442
Decrease (increase) in other assets	8,066	259	(1,118)
(Decrease) increase in accounts payable and accrued expenses	(9,909)	1,359	11,092
Increase (decrease) in other liabilities	13	(4,148)	(1,050)
Other	165	—	—

Net cash provided by operating activities	9,478	23,889	27,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44	—
Investment in equity affiliates	—	—	(2,383)
Business acquisitions	—	—	(586)
Capital expenditures	(20,196)	(18,732)	(23,976)
Proceeds from sale of discontinued operations	—	1,175	—
Proceeds from sale of property, plant and equipment	1,175	2,309	4,552
Increase in restricted cash	(3)	—	(131)

Net cash used in investing activities	(19,024)	(15,204)	(22,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,538)	(6,809)	(156,798)
Proceeds from long-term debt	19,281	7,795	176,551
Deferred financing costs	—	—	(11,594)
Cash paid for make whole premium	—	—	(9,861)
Changes in cash overdraft	(964)	(4,160)	(5,911)
Proceeds from issuance of common stock	—	125	—
Purchase of treasury stock	(927)	(1,555)	(4,517)

Net cash provided by (used in) financing activities	13,852	(4,604)	(12,130)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,310)	(1,292)	445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	996	2,789	(6,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,692	2,903	9,845

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,688	$5,692	$2,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$26,584	$26,726	$12,556

Income taxes:
Paid	$3,407	$1,547	$3,413

(Refunded)	$—	$—	$(187)

Net change in accrued purchases of property, plant and equipment	$297	$(574)	$660

Note issued in connection with stock repurchase	$7,875	$—	$—

BUSINESS ACQUISITIONS, NET OF CASH ACQUIRED:
Inventory	$—	$—	$(71)
Other current assets	—	—	(380)
Property, plant and equipment	—	—	(135)

NET CASH PAID FOR ACQUISITIONS	$—	$—	$(586)

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE MAY 1, 2003	$138,366	$(12,152)	$(46,179)	$196,388	$249	$60
Net loss	(16,319)	—	—	(16,319)	—	—	$(16,319)
Change in temporary equity subject to put rights	8,016	—	—	8,016	—	—	—
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities available for sale (net of taxes of $4)	6	6	—	—	—	—	6
Foreign currency translation adjustments (net of taxes of $691)	1,037	1,037	—	—	—	—	1,037
Minimum pension liability adjustments (net of taxes of $2,019)	3,029	3,029	—	—	—	—	3,029
Change in fair value of cash flow hedges (net of taxes of $519)	(778)	(778)	—	—	—	—	(778)
Purchase of treasury stock, at cost	(4,517)	—	(4,517)	—	—	—	—

BALANCE APRIL 30, 2004	128,840	(8,858)	(50,696)	188,085	249	60	$(13,025)

Net loss	(1,172)	—	—	(1,172)	—	—	$(1,172)
Change in temporary equity subject to put rights	3,417	—	—	3,417	—	—	—
Other comprehensive income (loss), net of tax:
Realization of previously unrealized losses on marketable securities sold (net of taxes of $3)	(4)	(4)					(4)
Foreign currency translation adjustments (net of taxes of $686)	1,009	1,009	—	—	—	—	1,009
Minimum pension liability adjustments (net of taxes of $2,359)	(3,539)	(3,539)	—	—	—	—	(3,539)
Change in fair value of cash flow hedges (net of taxes of $641)	(962)	(962)	—	—	—	—	(962)
Issuance of common stock	125	—	—	—	125	—	—
Purchase of treasury stock, at cost	(1,555)	—	(1,555)	—	—	—	—

BALANCE APRIL 30, 2005	126,159	(12,354)	(52,251)	190,330	374	60	$(4,668)

Net loss	(16,300)	—	—	(16,300)	—	—	$(16,300)
Change in temporary equity subject to put rights	2,797	—	—	2,797	—	—	—
Other comprehensive income (loss):
Minimum pension liability adjustments (net of taxes of $3,969)	5,954	5,954	—	—	—	—	5,954
Foreign currency translation adjustments (net of taxes of $205)	307	307	—	—	—	—	307
Change in fair value of cash flow hedges (net of taxes of $131)	196	196	—	—	—	—	196
Purchase of treasury stock, at cost	(927)	—	(8,802)	7,875	—	—	—

BALANCE APRIL 30, 2006	$118,186	$(5,897)	$(61,053)	$184,702	$374	$60	$(9,843)

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

The equity method is used to account for the Company’s investment in the common stock of other companies where the Company maintains ownership between 20 and 50 percent, and has the ability to exercise significant influence over the investee’s operating and financial policies. These investments are included in long-term investments. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. All significant inter-company profits, transactions and balances have been eliminated. The following table details the Company’s and its whole-owned subsidiaries’ investments in the common stock of unconsolidated entities:

Name	Domicile	% Holdings
Integrated Paper Recyclers, LLC	Massachusetts, USA	50.00
Subgroup Despanor, S.L.	Amorebieta, Spain	34.00
Corenso Tolosana, S.A.	Elduayen, Spain	22.68
Subgroup Papeles Allende, S.L.	Zaragoza, Spain	15.00
Tubembal, Lda.	Trofa, Portugal	20.00
Etablissments Emite Llau (*)	St. Girons, France	24.00

(*)	13% owned through the subgroup Despanorsa, S.L. and 11% owned through Newark San Andrés, S.L.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. There was no interest capitalized in 2006, 2005 or 2004.

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

Inventories – Substantially all inventories are valued using the first-in, first-out (“FIFO”) costing method, or a method that approximates FIFO, and are carried at the lower of cost or market. With respect to inventories, market is deemed as replacement cost or net realizable value (see Note 4).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Income Taxes – Pursuant to FAS 109 “Accounting for Income Taxes” (“FAS 109”), the Company provides for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to reverse. In establishing reserves against deferred tax assets, the Company assesses recoverability based upon operating forecasts and the resultant expected utilization of those assets.

Goodwill and Other Intangible Assets – Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is based on the estimated fair value of the underlying business as of November 1 of each year. There was no impairment of goodwill in 2006, 2005 or 2004.

Changes in the carrying amount of goodwill for the years ended April 30, 2006 and 2005 are as follows:

	Paperboard Segment	Converted Segment	International Segment	TOTAL
Goodwill Balance at April 30, 2004	$19,652	$—	$25,701	$45,353
Foreign exchange	—	—	1,903	1,903

Goodwill Balance at April 30, 2005	19,652	—	27,604	47,256
Foreign exchange	—	—	(495)	(495)

Goodwill Balance at April 30, 2006	$19,652	$—	$27,109	$46,761

Foreign Currency Translation – The functional currency of the Company’s European subsidiary is the Euro; the functional currency of its Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate while revenues and expenses are translated daily or monthly at the average exchange rate for each month. The resulting translation adjustments are made directly to accumulated other comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in earnings as they occur. The Company recognized a currency loss of $884 in 2006, a currency gain of $380 in 2005 and a currency loss of $46 in 2004 in the consolidated statements of operations. The Euro exchange rate at April 30, 2006 was $1.2638 U.S. Dollar/Euro. The Canadian Dollar exchange rate at April 30, 2006 was $0.8956 U.S. Dollar/Canadian Dollar.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $6,326 and $7,290 as of April 30, 2006 and 2005, respectively.

Marketable Securities – All of the Company’s investments, primarily investments in stocks and bonds, are classified as available-for-sale securities. The investments in marketable securities are reported at their fair value with unrealized gains and losses included in accumulated other comprehensive gain (loss), net of tax. As of April 30, 2006, the Company did not hold any marketable securities. Net proceeds from the sale of securities during the year ended April 30, 2005 were $44, resulting in a realized gain of $6. At April 30, 2004, these securities had a fair value of $45 and cost of $38. Realized gains (losses) from securities are computed using the specific identification method. There were no proceeds from the sale of securities during the years ended April 30, 2006 and 2004.

Impairment of Long-Lived Assets – The Company evaluates the recovery of long-lived assets to be “held and used” by measuring the carrying value of these assets against their fair value, which is determined by the estimated undiscounted future cash flows associated with them. Long-lived assets classified as “held for sale” are measured at the lower of their carrying amount or fair value less cost to sell. For the years ended April 30, 2006, 2005 and 2004, the Company incurred impairment charges of $883, $1,025 and $5,587, respectively (refer to Note 10).

Derivative Instruments – From time to time, the Company enters into derivative instruments with third-party institutions to hedge its exposure to interest rate, foreign currency exchange and certain energy and other raw material price risks. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are recorded currently in earnings together with changes in the fair value of the hedged item attributable to the ineffective portion of the hedge; ineffectiveness, if any, is recorded currently in earnings. At April 30, 2006, the Company was a party to two cross-currency interest rate swaps, which are designated as cash flow hedges of the Company’s inter-company receivable from a foreign subsidiary. Unrealized gains or losses on these

THE NEWARK GROUP, INC. AND SUBSIDIARIES

swaps are reclassified to earnings when the hedged item impacts earnings. The Company is also party to several energy and raw material price hedges.

Common Stock Subject to Put Rights – The Company reflects its maximum possible cash obligation related to securities as temporary equity to the extent conditions could exist whereby holders of these securities could demand cash. Such conditions are triggered only upon employee termination and the payments due will be made ratably over five year period, as discussed in Note 12.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued FASB Interpretation 48 Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109 (“FIN48”). FIN48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return and is effective beginning for fiscal years beginning after December 15, 2006. The Company is evaluating the effects, if any, that the adoption of FIN48 will have on its financial results.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is effective for fiscal years ended after December 15, 2005. This statement requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company’s adoption of this interpretation in the current fiscal year did not have a material effect on its financial statements or disclosures.

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of the compensation cost will be measured based on the fair value of the equity or liability instruments issued. This statement will become effective beginning with the first annual reporting period that begins after June 15, 2005. The Company is evaluating the effects, if any, that the adoption of FAS 123(R) will have on its financial results.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Non-monetary Assets.” This statement amends APB Opinion No. 29, “Accounting for Non-monetary Assets,” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this statement is for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs” (“FAS 151”). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period expense rather than as part of inventory costs. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effects of this statement are required to be reflected in financial statements for fiscal years beginning after June 15, 2005, although application is permitted in fiscal years beginning after November 2004. The Company does not believe the application of FAS 151 will have a material affect on its inventory valuation methodologies.

3.	RESTATEMENT - CASH OVERDRAFTS AND CAPITAL EXPENDITURES

Subsequent to the issuance of the Company’s 2005 consolidated financial statements, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the balance sheet were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheet as of April 30, 2005 and the related Consolidated Statements of Cash Flows for the years ended April 30, 2005 and 2004. There was no impact to the Consolidated Statements of Operations or Consolidated Statements of Permanent Stockholders’ Equity. The following tables represent summaries for the fiscal years shown of the effects of the above adjustments:

	April 30, 2005
	As reported	As restated
Cash and cash equivalents	$2,991	$5,692
Total current assets	188,406	191,107
Total assets	600,084	602,785
Accounts payable	85,068	87,769
Total current liabilities	118,832	121,533
Total liabilities	435,507	438,208

	April 30, 2005		April 30, 2004
	As reported	As restated	As reported	As restated
Increase in accounts payable and accrued expenses	$785	$1,359	$11,752	$11,092
Net cash provided by operating activities	23,315	23,889	27,927	27,267
Capital expenditures	(18,158)	(18,732)	(24,636)	(23,976)
Net cash used in investing activities	(14,630)	(15,204)	(23,184)	(22,524)
Change in cash overdrafts	(5,961)	(4,160)	(3,973)	(5,911)
Net cash (used in) provided by financing activities	(6,405)	(4,604)	(10,192)	(12,130)
Net increase (decrease) in cash and cash equivalents	988	2,789	(5,004)	(6,942)
Cash and cash equivalents, beginning of year	2,003	2,903	7,007	9,845
Cash and cash equivalents, end of year	2,991	5,692	2,003	2,903

The Company is in the process of restating its fiscal 2006 Forms 10-Q which will be completed and filed prior to the filing of the Company’s Form 10-Q for the period ended July 31, 2006.

4.	INVENTORIES

Inventories consist of the following:

	April 30,
	2006	2005
Raw Materials	$24,612	$22,629
Finished Goods	41,135	35,963
Other Manufacturing Supplies	3,326	3,168

	$69,073	$61,760

THE NEWARK GROUP, INC. AND SUBSIDIARIES

5.	ACCOUNTS RECEIVABLE

	April 30,
	2006	2005
Accounts Receivable	$118,640	$126,171
Allowance for Doubtful Accounts	(5,784)	(6,356)

	$112,856	$119,815

During the years ended April 30, 2006, 2005 and 2004, the Company recorded bad debt expense of $317, $1,887 and $4,875, respectively. These amounts are included within Selling, general and administrative in the consolidated statements of operations. The higher amount of bad debt expense for the year ended April 30, 2004 was a result of one of the Company’s long-standing folding carton customers filing for Chapter 11 Bankruptcy protection.

6.	PROPERTY, PLANT AND EQUIPMENT

	April 30,
	2006	2005
Land	$22,704	$20,851
Buildings and Leasehold Improvements	110,442	109,317
Machinery and Equipment	519,201	514,759

Gross Property, Plant and Equipment	652,347	644,927
Less Accumulated Depreciation	(345,140)	(323,980)

Net Property, Plant and Equipment	$307,207	$320,947

Depreciation expense for the years 2006, 2005 and 2004 was $32,136, $31,050 and $29,467, respectively.

7.	LONG-TERM DEBT

	April 30,
	2006	2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	25,415	9,009
Industrial Revenue Bonds (3)	69,040	70,780
Subordinated Notes (4)	7,155	1,077
All other (5)	4,391	1,451

Total Debt	281,001	257,317
Less Current Portion	(31,844)	(2,621)

Long-Term Debt	$249,157	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated debt in the consolidated balance sheets.

(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of April 30, 2006, the Company has $83,107 in letters of credit obligations outstanding ($69,969 of which has been used to enhance the industrial revenue bonds), $25,415 in loans outstanding and $41,478 of availability under the facility. The borrowings bear variable interest that is reset at a rate equal to, at the Company’s discretion, one of the following: (1) Prime plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rates of interest (including credit spread) as of April 30, 2006 are 7.58% and 5.39% for the Company’s LIBOR and EURIBOR denominated debt, respectively. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,500, Mobile IRB of $4,975, Natick IRB of $20, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of April 30, 2006. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 where the interest rates range from 5.81% to 7.81% (including letter of credit fee) and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current maturities of debt.

(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 19), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of April 30, 2006, the remaining balance on the note is $6,556. The Company had previously issued a separate subordinated note to a stockholder in exchange for the stockholder’s shares of common stock. That note bears interest at the rate of 5% per year, payable quarterly. As of April 30, 2006, the amount outstanding on that note is $599 and is due June 2007. The debt associated with these notes is classified in Subordinated Debt in the consolidated balance sheets with a portion in Current maturities of debt.

(5)	All other includes $2,543 and $800 of borrowings on a line of credit and discounted bills pending collection, respectively, from the Company’s International operations. It also includes a loan with Toronto Dominion Bank for $1,048. The loan bears interest at the prime rate plus 0.75% (the prime rate is 7.75% as of April 30, 2006), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.

Aggregate annual principal payments applicable to debt for the next five years and thereafter are as follows:

Year Ending April 30,	Total
2007 (1)	$31,844
2008	2,901
2009	2,872
2010	3,012
2011	3,117
Thereafter	237,255

$281,001

(1)	Includes $25,415 due under revolving credit facility.

The senior secured revolving credit facility requires that the Company satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30,000 maximum level of annual capital expenditures and certain leverage ratios. At April 30, 2006, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as inventories, certain real estate and 65% of the Company’s foreign subsidiaries’ stock.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing inter-company loan to the Company’s European subsidiary. At April 30, 2006 and 2005, the fair value of the swaps represented a liability of $16,269 and $22,399, respectively, the decrease resulting from a principal payment made in September 2005 and the effects of the change in foreign currency exchange rates. The Company has recognized income of $107 and a charge of $348 within Other (expense) income – net on the consolidated statements of operations, related to hedge ineffectiveness, during the years ended April 30, 2006 and 2005, respectively.

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

Included in the Consolidated Statement of Operations for the year ended April 30, 2004 is a $10,824 loss on extinguishment of debt which was a result of the refinancing on March 12, 2004. This amount is comprised of $9,860 of a make-whole premium and $964 of previously capitalized deferred financing fees.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following, net of tax:

	April 30,
	2006	2005
Foreign currency translation	$3,914	$3,607
Net unrealized loss on derivative instruments	(1,486)	(1,682)
Minimum pension liability	(8,325)	(14,279)

Net accumulated other comprehensive loss	$(5,897)	$(12,354)

9.	INCOME TAXES

The Company has recorded a deferred tax asset relating to operating loss carry-forwards for federal, foreign, and state purposes of $76,371 and $52,436 as of April 30 2006 and 2005.

Federal net operating losses of $141,619 as of April 30, 2006 can be carried forward for twenty years and have expiration dates of April 30, 2023 – 2026. State net operating losses of $166,236 have expiration dates ranging from April 30, 2007 through April 30, 2026. Foreign net operating losses of $1,232 can be carried forward indefinitely; foreign net operating losses and credits of $28,942 have expiration dates ranging from April 30, 2008 to April 30, 2020.

Realization of the asset is dependent upon generating taxable income in future periods. Due to the uncertainty of the realization of certain of these federal, state and foreign tax carry forwards, the Company has a valuation allowance of $22,231 as of April 30, 2006, which represents a full reserve on its domestic net asset and a reserve on certain foreign assets. At April 30, 2005 the valuation allowance was $6,596. The increase in the 2006 valuation allowance was recorded through income from continuing operations.

The components of income tax expense (benefit) are as follows:

	Year Ended April 30,
	2006	2005	2004
Current:
Federal	$581	$—	$—
State	92	40	(190)
Foreign	2,245	3,502	1,497

	2,918	3,542	1,307

Deferred:
Federal	(474)	(4,136)	(17,773)
State	2,337	(802)	665
Foreign	1,315	397	(474)

	3,178	(4,541)	(17,582)

Income Tax Expense (Benefit)	$6,096	$(999)	$(16,275)

Effective Tax Rate	59.7%	(47.3%)	(49.9%)

The reconciliation between the statutory federal tax rate and the Company’s effective income tax rate are as follows:

	Year Ended April 30,
	2006	2005	2004
Statutory federal tax rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(41.3)	(23.5)	(6.1)
Foreign tax rate differential/earnings repatriation	(5.5)	(4.3)	(8.1)
Valuation allowance	129.2	—	—
Branch foreign currency gains/losses	11.7	—	—
Meals & Entertainment	2.3	11.1	0.4
Officers’ Life	—	11.3	0.2
Other, net	(1.7)	(6.9)	(1.3)

Effective tax rate	59.7%	(47.3%)	(49.9%)

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of net deferred tax asset and liability are as follows:

	April 30,
	2006	2005
Current:
Loss Carry Forwards / Credits	$1,110	$1,041
Allowance for Doubtful Accounts	531	535
Inventory Reserve	362	242
Vacation Pay Reserve	2,111	2,250
Other	259	229

Current Deferred Tax Asset	4,373	4,297

Non-Current:
Loss Carry-forward	70,367	58,086
Pension Costs	6,030	9,752
Cash Flow Hedge	85	1,055
Stock Appreciation Rights (SARs)	829	1,170
Gas Hedge	884	67
Other	253	115

Non-Current Deferred Tax Asset	78,448	70,245

Total Deferred Tax Assets	82,821	74,542
Valuation Allowance	(22,231)	(6,596)

Total Deferred Tax Assets, Net of Valuation Allowance	60,590	67,946

Current Liability
LIFO Adjustment	(825)	(1,507)
Dividend Repatriation	(1,047)	(2,252)
Property Tax	(238)

	(2,110)	(3,759)

Non-Current Liability:
Property, Plant and Equipment	(54,772)	(54,000)
Goodwill	(6,351)	(4,954)
Other	(2,612)	(2,855)

	(63,735)	(61,809)

Total Deferred Tax Liability	(65,845)	(65,568)

Net Deferred Tax Asset (Liability)	$(5,255)	$2,378

Net current deferred tax assets of $215 and $1,041 are included in Other current assets as of April 30, 2006 and 2005, respectively. Net current deferred tax liabilities of $503 are included in Current liabilities as of April 30, 2005. Additionally, net long term deferred tax assets of $305 and $6,914 are included in Other assets as of April 30, 2006 and 2005.

The Company has provided for United States deferred income taxes on an additional $616 of earnings of its foreign subsidiaries because it intends to repatriate these earnings during the next fiscal year. At April 30, 2005, the Company had provided deferred income taxes on $6,434 of repatriations. During its current fiscal year, the Company repatriated $12,019 from its foreign subsidiaries, of which $4,406 were earnings and therefore taxable. All other foreign earnings are intended to be reinvested indefinitely. As of April 30, 2006 such earnings are $16,796.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

10.	RESTRUCTURING AND IMPAIRMENTS

2006 Restructuring

The Paperboard segment incurred $1,768 of restructuring charges, $1,407 of which relates to the closure of the Natick, MA mill. Of Natick’s total, $605 is related to the non-cash impairment of fixed assets, $414 is for severance and the remainder for mothballing and other charges. Upon closure, there were 58 severed employees, primarily representing the hourly workforce. The decision to close the mill was made based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The remaining charges in Paperboard are comprised of the on-going costs to exit previously shut-down facilities.

Within the Converted Products segment, the majority of both dismantling and impairment charges relate to a certain leased facility which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within Corporate represents the loss on the sale of a previously restructured facility in Greenville, SC. Gross proceeds on the sale were $1,078.

2005 Restructuring

The Paperboard segment incurred charges of $1,309. The total charges include amounts related to the closing of the facility located in Sunrise, FL, and are net of $410 the Company received in its second fiscal quarter from the sale of certain water/sewer discharge rights. The Sunrise facility was suffering from continued operating losses which resulted from the weakened recovered paper market in Europe. The Company’s senior management decided to close the facility in belief that the European markets would not be experiencing a turnaround in the near future. The other remaining restructured locations in this segment had appraisals performed by experienced engineers of the Company to determine the fair value of the facilities. The markets for used equipment could not support the net book value and an impairment charge was taken. The remaining charges relate to continuing costs to exit these facilities that were incurred in 2005. The Company sold its paperboard mill in Gardiner, ME in a transaction that closed on March 17, 2005. The gross proceeds on the sale were $130, resulting in a loss of $18. This mill was closed in October 2001 after operating on a limited basis for several months due to an overall slowdown in the Paperboard segment.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and other charges incurred in 2006, 2005, and 2004 are as follows:

	Paperboard	Converted Products	Corporate	Total
2006 Charges
Severance	$414	$—	$—	$414
Dismantling, Mothballing & Other	749	350	166	1,265
Asset Impairment	605	278	—	883

Total Charges	$1,768	$628	$166	$2,562

2005 Charges
Severance	$205	$254	$—	$459
Dismantling, Mothballing & Other	481	(167)	—	314
Asset Impairment	623	314	—	937

Total Charges	$1,309	$401	$—	$1,710

2004 Charges
Severance	$1,263	$353	$—	$1,616
Dismantling, Mothballing & Other	3,193	643	—	3,836
Asset Impairment	5,084	134	1,308	6,526

Total Charges	$9,540	$1,130	$1,308	$11,978

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2004 Balance	$40	$—	$40
2005 Restructuring Charges	1,192	459	1,651
Net Gain on Sale of Restructured Facilities	(878)	—	(878)
Amounts Paid Against 2004 Charges	(40)	—	(40)
Amounts Paid Against 2005 Charges	(268)	(459)	(727)

April 30, 2005 Balance	46	—	46
2006 Restructuring Charges	1,265	414	1,679
Amounts Paid Against 2005 Charges	(46)	—	(46)
Amounts Paid Against 2006 Charges	(1,085)	(414)	(1,499)

April 30, 2006 Balance	$180	$—	$180

During the years ended April 30, 2006, 2005 and 2004, the Company recorded charges of $18, $136 and $325, respectively, to reduce inventories and idle assets to their net realizable value. The inventory was written down to its net realizable value based upon the Company’s decision to close certain facilities. This charge is included in Cost of sales.

Within Corporate, 2006 dismantling charges represent the loss on the sale of a previously restructured facility, and 2004 impairment charges of $1,308 primarily relate to a vacant property that the Company did not actively pursue the marketing and sale of until fiscal 2004.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2005 (1)	Costs for the Twelve Months Ended April 30, 2006 (2)	Estimated Costs to Complete Initiatives as of April 30, 2006	Total Estimated Costs of Initiatives as of April 30, 2006
Paperboard	$13,891	$1,754	$1,225	$16,870
Converted Products	1,531	628	375	2,533

	$15,422	$2,382	$1,600	$19,404

(1)	Of the $15,422 in cumulative restructuring costs, $7,089 million were non-cash charges.

(2)	The total costs incurred in the twelve months ended April 30, 2006, $2,382, does not agree with the twelve month total charges of $2,562 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

11.	COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

Rental expense charged to operations under operating leases was $6,359, $5,567 and $4,721 in 2006, 2005 and 2004, respectively. Aggregate minimum rental commitments, primarily for manufacturing facilities, equipment and the corporate office, are as follows:

Year Ending April 30,	Total
2007	$5,569
2008	4,968
2009	4,078
2010	3,179
2011	2,448
Thereafter	4,561

$24,803

The Company enters into purchase commitments that are necessary to efficiently manage its businesses. As of April 30, 2006, these commitments require the Company to make payments of approximately $9,346 through April 2009. The majority of these commitments relate to the supply of natural gas and electricity, with the remainder relating to service providers for communications, office equipment and trash removal.

Litigation

In April 2004, a US District Court in Columbus, Ohio entered judgment, to the Company’s benefit, upon a jury verdict in a lawsuit involving the misappropriation of certain of the Company’s trade secrets. In April 2005, the Company settled this lawsuit for $3,359. The proceeds from this settlement were recorded in Other (expense) income – net in the consolidated statement of operations for the year ended April 30, 2005.

The Company and its subsidiaries are party to various claims, legal actions, complaints, and administrative proceedings, including workers’ compensation and environmental claims, arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with FAS 5, “Accounting for Contingencies.” The Company has identified environmental contamination at two of our closed facilities that may require remediation upon retirement of these assets. However, a liability has not been recognized in our financial statements as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

12.	EMPLOYEE STOCK OWNERSHIP PLAN

Effective May 1, 1985, the Company established an Employee Stock Ownership Plan (“ESOP”), which purchased 1,800,000 shares of Company stock. The ESOP covers all salaried employees hired prior to May 1, 1994. The ESOP is funded by the Company through contributions to the ESOP in amounts as may be determined by the Board of Directors. At a minimum there must be cash contributions for each plan year at such times and in sufficient amounts to cover all obligations of the ESOP as they come due. As of April 30, 1995, all stock of the Employee Stock Ownership Trust (the “Trust”) was allocated to the accounts of the participants and there are no additional required contributions to the Trust. Distribution of shares to settle participant account balances cannot occur until after employee termination. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. The put value as of April 30, 2006, 2005 and 2004 was $43.05 per share, $45.94 per share and $46.49 per share, respectively. At April 30, 2005 and 2004 the put value exceeded the current fair market value. The determination of the 2006 fair market value is in the process of being calculated by a third party, but management believes that the fair value will not exceed put value. During the last five years, the average annual redemptions have been $2,824. The amount paid by the ESOP in 2006 was $927. At April 30, 2006 and 2005 there were 648,279 and 668,442 allocated shares with a redemption value of $27,911 and $30,708, respectively. The Company classifies the redemption value, which represents its maximum obligation, as Temporary Equity on the consolidated balance sheets with an offsetting amount to retained earnings.

13.	EMPLOYEE INCENTIVE PLANS

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

Stock Option Plan

	April 30,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	25,000	$41.93	125,000	$29.80	125,000	$29.80
Granted	—	—	—	—	—	—
Exercised	—	—	(95,000)	25.93	—	—
Forfeited	—	—	(5,000)	42.72	—	—
Outstanding at end of year	25,000	41.93	25,000	41.93	125,000	29.80
Options exercisable at year-end	17,500	$39.25	14,000	$39.16	106,500	$27.30
Weighted-average fair value of options granted during the year		$—		$—		$—

The following table summarizes information about stock options outstanding and exercisable at April 30, 2006.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
10,000	1	33.93	10,000	33.93
5,000	3	42.72	3,500	42.72
10,000	6	49.53	4,000	49.53

25,000	3.4	41.93	17,500	39.25

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. These SARs have a remaining weighted average contractual life of 3.1 years.

Stock Appreciation Rights Plan

	April 30,
	2006		2005		2004
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	115,000	$47.24	114,000	$47.00	122,500	$46.19
Granted	70,000	45.97	23,000	46.49	13,000	50.42
Exercised	(59,334)	46.14	(20,333)	44.81	(21,500)	44.31
Forfeited	(3,166)	47.36	(1,667)	49.89	—	—

Outstanding at end of year	122,500	47.04	115,000	47.24	114,000	47.00

SARs exercisable at year end	69,484	47.81	95,663	47.23	98,170	46.51

Weighted-average fair value of options granted during the year		$45.97		$46.49		$50.42

In 2006, the Company recorded a reduction to compensation expense arising from all employee incentive plans of $189. The effects on compensation expense from these incentive plans were an increase of $288 and a decrease of $518 for the years 2005 and 2004, respectively.

14.	RETIREMENT PLANS

The Company sponsors seven defined benefit plans covering substantially all of its employees, and made changes to two of these plans as of May 1, 2006: The Newark Group, Inc. Salaried Employees’ Pension Plan and The Newark Group, Inc. Non-Union Hourly Employees’ Pension Plan. Salaried personnel hired on or after May 1, 2006 will no longer be eligible to join the Company’s Salaried Employees’ Pension Plan, but will be eligible to participate in a defined contribution plan. Benefits for those salaried employees remaining in the Salaried Employees’ Pension Plan are based on average salary the last ten years of employment and years of service. Non-union hourly employees hired on or after May 1, 2006 will no longer be eligible to join the Company’s Non-Union Hourly Employees’ Pension Plan but will be eligible to participate in a defined contribution plan. The defined benefit plan for non-union hourly employees hired before May 1, 2006 was frozen as of April 30, 2006 and replaced with a defined contribution plan featuring two levels of company contributions: one matching a specified percentage of employee contributions and the second making a specified, percentage-of-wages contribution, whether or not the employee makes any contributions. As a result of the freezing of the Non-Union Hourly Employees’ Pension Plan, the Company recognized $520 of curtailment expense for unrecognized prior service cost.

U.S. Defined Benefit Plans

Pension expense includes the following components:

	April 30,
	2006	2005	2004
Service cost	$3,924	$3,826	$3,772
Interest cost on projected benefit obligation	6,421	6,214	5,865
Expected gain on assets	(7,259)	(6,076)	(4,986)
Net amortization	1,664	1,367	1,546

Net pension expense	$4,750	$5,331	$6,197

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Assumptions used in determining the domestic plans’ net periodic pension expense are:

	April 30,
	2006	2005	2004
Discount rate	5.70%	6.25%	6.50%
Rate of increase in compensation levels	2.50%	3.00%	3.00%
Expected rate of return on assets	9.20%	8.75%	8.75%

The following table sets forth the domestic Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2006	2005
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets
Change in benefit obligation:
Projected benefit obligation at end of prior year	$115,927	$102,186
Service cost	3,924	3,826
Interest cost	6,421	6,214
Actuarial (gain) loss	(4,282)	7,059
Plan amendments	324	531
Benefits paid	(4,239)	(3,889)

Projected benefit obligation at end of year	118,075	115,927

Change in plan assets:
Plan assets at fair value at end of prior year	78,412	69,698
Actual gain on plan assets	13,058	6,279
Employer contributions	7,039	6,324
Benefits paid	(4,239)	(3,889)

Plan assets at fair value at end of year	94,270	78,412

Funded status	(23,805)	(37,515)
Unrecognized net actuarial loss	22,189	33,601
Unrecognized prior service cost	2,758	3,250
Unrecognized net transition obligation	67	103

Prepaid (accrued) benefit costs	$1,209	$(561)

Accumulated benefit obligation	$109,763	$106,125

Assumptions used in determining the domestic plans’ funded status are:

	April 30,
	2006	2005
Discount rate	6.30%	5.70%
Rate of increase in compensation levels	2.50%	2.50%
Expected rate of return on assets	9.20%	8.75%

The following table summarizes the effects on other comprehensive income (loss), net of tax:

	April 30,
	2006	2005	2004
Change in intangible pension asset	$(528)	$208	$59
Change in deferred tax liability	(3,969)	2,359	(2,019)
Change in additional pension liability	10,451	(6,106)	4,989

Other comprehensive income (loss)	$5,954	$(3,539)	$3,029

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2007	$5,700
2008	6,256
2009	7,032
2010	7,904
2011	8,809
2012-2016	55,662

Amounts recognized in the consolidated balance sheets consist of:

	April 30,
	2006	2005
Accrued benefit cost	$(15,493)	$(27,713)
Intangible assets	2,825	3,353
Accumulated other comprehensive loss	13,877	23,799

Net amount recognized	$1,209	$(561)

The Company’s pension plan weighted-average asset allocations at April 30, 2006 and 2005, by asset category are as follows:

	April 30,
	2006	2005
Equity Securities	76%	76%
Debt Securities	12%	14%
Other	12%	10%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset allocation decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. The Company’s contributions for the years ended April 30, 2006, 2005 and 2004 were $7,039, $6,324 and $6,202, respectively. The Company expects its required contributions for its fiscal year ending April 30, 2007 to be approximately $9,000. Benefits paid out of the Plan for the years ended April 30, 2006, 2005 and 2004 were $4,239, $3,889 and $3,689, respectively.

To determine the Company’s expected long-term rate of return on plan assets, the Company evaluated criteria such as asset allocation, historical returns by asset class, historical returns of current pension portfolio managers and management’s expectation of the economic environment. The Company regularly reviews its asset allocation and periodically rebalances such allocation, as well as replaces certain fund managers, when deemed appropriate.

Foreign Defined Benefit Plans

One of the Company’s foreign subsidiaries has defined benefit plans that cover substantially all of its employees. Benefits are based on the employees’ years of service and compensation. The Company’s foreign plans are generally funded currently.

Pension expense includes the following components:

	April 30,
	2006	2005	2004
Service cost	$173	$201	$125
Interest cost on projected benefit obligation	239	176	212
Actual/Expected return on plan assets	(168)	(151)	161
Actuarial gain	—	(596)	—
Net amortization and deferral	—	—	(114)

Net pension expense (income)	$244	$(370)	$384

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth the foreign Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2006 Accumulated Benefits Exceed Assets	2005 Accumulated Benefits Exceed Assets
Projected benefit obligation at end of prior year	$5,937	$4,148
Foreign currency	(107)	306
Service cost	173	201
Interest cost	239	176
Actuarial loss/(gain)	(2,300)	1,233
Participants’ contributions	23	—
Benefits paid	(104)	(127)

Projected benefit obligation at end of year	3,861	5,937

Plan assets at fair value at end of prior year	4,514	2,775
Foreign currency	(81)	1,500
Actual gain on plan assets	(799)	151
Employer contributions	67	184
Employee contributions	24	31
Benefits paid	(104)	(127)

Plan assets at fair value at end of year	3,621	4,514

Funded status	(240)	(1,423)
Unrecognized net (gain) loss	(748)	596

Accrued benefit costs	$(988)	$(827)

Accumulated benefit obligation	$(3,651)	$(4,514)

The accrued benefit cost is reflected in the long-term pension obligation in the consolidated balance sheets for 2006 and 2005. The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2007	$104
2008	143
2009	164
2010	164
2011	164
2012-2016	821

Assumptions used in determining the foreign Plan’s funded status are:

	April 30,
	2006	2005
Discount Rate	3.97%	5.36%
Rate of Increase in Compensation Levels	2.00%	4.00%
Expected Rate of Return on Assets	3.97%	5.00%

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

Defined Contribution Plan

The Company has defined contribution plans for substantially all US employees. Through April 30, 2006, the Company’s matching 401K contributions were determined based upon a percentage of employee contributions. Beginning May 1, 2006, for employees affected by the above noted change in defined benefit plans, Company contributions will occur on two levels as described in the first paragraph of this note. For employees not affected by the change in defined benefit plans, Company contributions will continue to be computed as they have been prior to May 1, 2006. Company expenses for the years ended April 30, 2006, 2005 and 2004 were $486, $499 and $655, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

15.	TREASURY STOCK

Treasury stock is acquired via related-party transactions through purchases from the ESOP plan and individual shareholders. Such transactions during the years ended April 30, 2006 and 2005 are as follows:

	Shares	Treasury Stock
Balance, April 30, 2004	2,121,121	$50,696
Purchase of Additional Shares	31,637	1,555

Balance, April 30, 2005	2,152,758	52,251
Purchase of Additional Shares	218,162	8,802

Balance, April 30, 2006	2,370,920	$61,053

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cross-Currency Interest Rate Swaps – The carrying amount reported in the consolidated balance sheets for cross-currency interest rate swaps is its fair value based on the cost to terminate the agreements at April 30, 2006 and 2005, as obtained from the counterparties.

Long-Term Debt – The fair value of the 9 3/4% Senior Subordinated Notes and Subordinated Notes are estimated based on the discounted value of future cash flows utilizing current market rates for debt of the same risk and maturity. Other variable rate debt approximates fair value because the interest rates reset periodically.

The following table compares the carrying amount to the estimated fair value for these debt instruments:

	April 30, 2006		April 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9 3/4% Senior Subordinated Notes	$175,000	$165,375	$175,000	$161,000
Subordinated Notes	$599	$584	$1,077	$1,053

17.	DISCONTINUED OPERATIONS

On March 19, 2001, the Company shut down operations at NP Cogen, a cogeneration plant located in City of Commerce, CA. During fiscal 2005, the assets of NP Cogen were sold for proceeds of $1,175 and the Company recognized a loss of $59, net of tax. At April 30, 2004, NP Cogen had been reported as a discontinued operation because the operations and cash flows of the plant had been eliminated from the ongoing operations of the Company and as a result of the shutdown, the Company had no significant continuing involvement in the operations of the subsidiary. The consolidated statements of operations have been reclassified to segregate the operating results of discontinued operations for all periods presented.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

18.	SEGMENT INFORMATION

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

The International segment consists of facilities throughout Europe that are managed separately from North American operations. The vertical integration of this segment offers both paperboard manufacturing and converting. Through fiscal 2006, there are minimal business transactions between the North American segments (Paperboard and Converted Products) and the International segment.

The Company evaluates performance and allocates resources based on operating profits and losses of each business segment. Operating results include all costs and expenses directly related to the segment involved. Corporate includes corporate, general, administrative and unallocated expenses.

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	April 30,
	2006	2005	2004
Sales (aggregate):
Paperboard	$578,465	$606,848	$534,385
Converted Products	274,626	270,452	253,019
International	151,542	155,133	143,229

Total:	$1,004,633	$1,032,433	$930,633

Less sales (inter-segment):
Paperboard	$(144,934)	$(142,791)	$(136,732)
Converted Products	(7,356)	(7,549)	(6,162)
International	28	(9)	(132)

Total:	$(152,262)	$(150,349)	$(143,026)

Net sales (external customers):
Paperboard	$433,531	$464,057	$397,653
Converted Products	267,270	262,903	246,857
International	151,570	155,124	143,097

Total:	$852,371	$882,084	$787,607

Operating Income (Loss):
Paperboard	$21,140	$25,753	$11,550
Converted Products	(7,319)	(11,153)	(12,134)
International	14,853	16,938	12,802

Total Segment Operating Income:	28,674	31,538	12,218
Corporate Expense	13,513	14,701	18,070

Total Operating Income (Loss):	15,161	16,837	(5,852)
Interest expense	(26,385)	(25,075)	(16,856)
Interest income	291	109	142
Equity in income of affiliates	1,652	2,054	1,217
Loss on extinguishment of debt	—	—	(10,824)
Other (expense) income, net	(923)	3,963	(421)

Loss from Continuing Operations Before Income Taxes	(10,204)	(2,112)	(32,594)
Income tax expense (benefit)	6,096	(999)	(16,275)

Loss from Continuing Operations	$(16,300)	$(1,113)	$(16,319)

Depreciation and Amortization:
Paperboard	$22,949	$21,756	$19,911
Converted Products	5,282	4,731	4,419
International	3,698	4,301	4,827
Corporate	2,171	2,074	2,367

Total:	$34,100	$32,862	$31,524

Purchases of Property, Plant and Equipment:
Paperboard	$13,749	$12,989	$13,637
Converted Products	1,918	4,591	7,963
International	3,959	1,045	2,294
Corporate	570	107	82

Total:	$20,196	$18,732	$23,976

	April 30, 2006	April 30, 2005
Identifiable Assets:
Paperboard	$332,664	$332,259
Converted Products	94,812	97,479
International	138,766	137,606
Corporate	16,965	35,441

Total:	$583,207	$602,785

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	April 30,
	2006	2005
Sales to Unaffiliated Customers
United States	$691,071	$718,366
Europe	151,570	155,124
Canada	9,730	8,594

Total	$852,371	$882,084

Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$288,273	$301,979
Europe	58,298	59,452
Canada	7,416	6,793

Total	$353,987	$368,224

19.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two directors of the Company. For the years ended April 30, 2006, 2005 and 2004, the amount paid to that company under the lease was $348 in each year.

At April 30, 2006 and 2005, the Company had $882 and $1,134, respectively, of outstanding loans to employees, of which $91 and $288, respectively, were outstanding since prior to July 2002 to some of its executive officers and directors. Approximately 15% of total loans outstanding are collateralized by real estate. These amounts are recorded in current and non-current other assets.

On August 10, 2005, the Company completed the purchase of 198,000 shares of the Company’s common stock from its former Chairman and Director. On July 5, 2005, this director had exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875, which amount is to be paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005 and the balance being due in 40 equal and consecutive quarterly installments, with interest, commencing on October 1, 2005, and continuing thereafter on the first day of the months of January, April, July and October. Interest will accrue on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets.

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2006, the potential payments under the agreement range from $0 to $2,135.

The paperboard mills in our International segment purchased approximately $10,309 and $9,715 of raw material from affiliated entities accounted for as equity method investments during the years ended April 30, 2006 and 2005, respectively.

The International segment also recorded sales of approximately $2,193 and $1,865 to two affiliated entities accounted for as equity method investments during the years ended April 30, 2006 and 2005, respectively.

The Company paid approximately $5,198 and $4,887 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as equity method investment, primarily for hauling services of recyclable material during the years ended April 30, 2006 and 2005, respectively.

SCHEDULE II

THE NEWARK GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended April 30, 2006, 2005 and 2004

(In Thousands)

		Additions	Deductions
	Balances at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deductions Allowed	Balance at End of Year
April 30, 2006
Allowances deducted from accounts receivable	$6,356	$577	$(1,149)	$5,784
April 30, 2005
Allowances deducted from accounts receivable	$6,325	$1,374	$(1,343)	$6,356
April 30, 2004
Allowances deducted from accounts receivable	$4,192	$2,258	$(125)	$6,325