Form 10-Q/A
period 2005-07-31
NEWARK GROUP, INC
filed 2006-09-01
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended July 31, 2005, initially filed with the Securities and Exchange Commission on September 14, 2005, is being filed to reflect the restatement of our Consolidated Balance Sheets at July 31, 2005 and April 30, 2005, our Consolidated Statements of Cash Flows for the periods ended July 31, 2005 and 2004, and the notes related thereto. Additionally amended to reflect the effects of these changes are Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4. “Controls and Procedures.”

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended July 31, 2005, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the Consolidated Balance Sheets were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended July 31, 2005 and 2004.

There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JULY 31, 2005 AND APRIL 30, 2005

(Dollars in Thousands, Except Share Data)

	July 31, 2005	April 30, 2005
	(As restated - see Note 2)	(As restated - see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,192	$5,692
Accounts receivable (less allowance for doubtful accounts of $6,216 and $6,356, respectively)	116,239	119,815
Inventories	61,791	61,760
Other current assets	7,773	3,840

Total current assets	195,995	191,107

RESTRICTED CASH	194	131
PROPERTY, PLANT AND EQUIPMENT – Net	313,581	320,947
GOODWILL	45,666	47,256
LONG-TERM INVESTMENTS	16,386	16,776
OTHER ASSETS	25,887	26,568

TOTAL ASSETS	$597,709	$602,785

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,636	$87,769
Current portion of long-term debt	3,936	2,621
Income taxes and other taxes payable	4,892	2,979
Accrued salaries and wages	13,896	14,183
Other accrued expenses	16,427	13,981

Total current liabilities	124,787	121,533

SENIOR DEBT	77,102	79,097
SUBORDINATED DEBT	181,858	175,599
DEFERRED INCOME TAXES	4,664	5,073
PENSION OBLIGATION	28,006	27,980
SWAP OBLIGATION	19,045	22,399
OTHER LIABILITIES	6,274	6,435
MINORITY INTEREST	87	92

Total liabilities	441,823	438,208

COMMITMENTS AND CONTINGENCIES (Note 8)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (668,442 and 866,442 shares, respectively)	30,708	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	188,976	190,330
Accumulated other comprehensive loss	(11,981)	(12,354)
Treasury stock, 2,152,758 shares at cost	(52,251)	(52,251)

Total permanent stockholders’ equity	125,178	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$597,709	$602,785

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
		(As restated - See Note 3)
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

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
	(As restated - See Note 2)	(As restated - see Notes 2,3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1,354)	$770
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	8,632	7,847
Impairment of assets	260	41
Loss on sale of property, plant and equipment	171	39
Equity in income of affiliates	(578)	(528)
Stock-based compensation expense	165	—
(Gain) loss due to hedge ineffectiveness	(187)	14
Proceeds from dividends paid by equity investments in affiliates	—	423
Deferred income tax benefit	(478)	(598)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,189	(4,645)
Increase in inventories	(981)	(4,160)
Increase in other current assets and prepaids	(3,633)	(334)
Decrease (increase) in other assets	78	(261)
Increase in accounts payable and accrued expenses	5,445	10,474
Decrease in other liabilities	(1,878)	(58)

Net cash provided by operating activities	6,851	9,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44
Capital expenditures	(3,264)	(4,896)
Proceeds from sale of property, plant and equipment	1,073	16
Increase in restricted cash	(63)	—

Net cash used in investing activities	(2,254)	(4,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,785)	(2,241)
Proceeds from long-term debt	—	8,700
Changes in cash overdraft	(385)	(5,253)
Purchase of treasury stock	—	(390)

Net cash (used in) provided by financing activities	(2,170)	816

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,073	1

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,500	5,005

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,692	2,903

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,192	$7,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,349	$1,045

Income Taxes:
Paid	$3	$—

(Refunded)	$—	$(17)

Note issued in connection with stock repurchase	$7,875	$—

Net change in accrued purchases of property, plant and equipment	$642	$394

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006 due to seasonal and other factors. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2005, as restated in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $6,911 and $7,290 as of July 31, 2005 and April 30, 2005, respectively.

Reclassification – Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.	RESTATEMENT - CASH OVERDRAFTS AND CAPITAL EXPENDITURES

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended July 31, 2005, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the balance sheet were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that is had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts

THE NEWARK GROUP, INC. AND SUBSIDIARIES

payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended July 31, 2005 and 2004. There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity. The following tables represent summaries for the periods shown of the effects of the above adjustments:

	July 31, 2005		April 30, 2005
	As reported	As restated	As reported	As restated
Cash and cash equivalents	$7,698	$10,192	$2,991	$5,692
Total current assets	193,501	195,995	188,406	191,107
Total assets	595,215	597,709	600,084	602,785
Accounts payable	83,142	85,636	85,068	87,769
Total current liabilities	122,293	124,787	118,832	121,533
Total liabilities	439,329	441,823	435,507	438,208

	Three Months Ended July 31, 2005		Three Months Ended July 31, 2004
	As reported	As restated	As reported	As restated
Increase in accounts payable and accrued expenses	$6,087	$5,445	$10,868	$10,474
Net cash provided by operating activities	7,493	6,851	9,418	9,024
Capital expenditures	(3,906)	(3,264)	(5,290)	(4,896)
Net cash used in investing activities	(2,896)	(2,254)	(5,230)	(4,836)
Changes in cash overdraft	(178)	(385)	(6,418)	(5,253)
Net cash (used in) provided by financing activities	(1,963)	(2,170)	(349)	816
Net increase in cash and cash equivalents	4,707	4,500	3,840	5,005
Cash and cash equivalents, beginning of period	2,991	5,692	2,003	2,903
Cash and cash equivalents, end of period	7,698	10,192	5,843	7,908

3.	INVENTORIES

As reported in the initial filing of this Form 10-Q on September 14, 2005, prior to November 1, 2004, the Company used the last-in, first-out (“LIFO”) method of costing inventory for most of its North American Operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, the Company changed its method of accounting for its LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet, and provides a uniform costing method across the Company’s business segments. As reported in the initial filing of this Form 10-Q on September 14, 2005, in accordance with accounting principles generally accepted in the United States of America, the prior period consolidated financial statements presented in this Form 10-Q have been restated to retroactively apply the FIFO method of accounting as depicted in the following table:

	Three Months Ended July 31, 2004
	As Reported	Adjustment	As Restated
Cost of Sales	$187,838	$(395)	$187,443
Earnings from Continuing Operations	$1,116	$395	$1,511
Net Income	$533	$237	$770
Inventories	$57,187	$5,620	$62,807

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Inventories consist of the following:

	July 31, 2005	April 30, 2005
Raw Materials	$20,624	$22,629
Finished Goods	38,398	35,963
Other Manufacturing Supplies	2,769	3,168

	$61,791	$61,760

4.	LONG-TERM DEBT

	July 31, 2005	April 30, 2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	8,490	9,009
Industrial Revenue Bonds (3)	69,310	70,780
Subordinated Notes (4)	8,833	1,077
All other	1,263	1,451

Total Debt	262,896	257,317

Less Current Portion	(3,936)	(2,621)

Long-Term Debt	$258,960	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of July 31, 2005 the Company has $83,398 in letters of credit obligations outstanding ($71,529 of which has been used to enhance security for the industrial revenue bonds), $8,490 in loans outstanding and $58,112 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, either (1) Prime plus a spread of 1% to 2% or (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% depending on the type of borrowing. The rate of interest (4.99% as of July 31, 2005) is subject to applicable margin requirements established by leverage ratios. Outstanding letters of credit are subject to a fee equal to the applicable margin for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,750, Mobile IRB of $4,975, Natick IRB of $40, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of July 31, 2005. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 2.35% to 4.69% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Notes 10 and 11), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015.

The Company’s senior secured revolving credit facility requires that the Company satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30 million maximum level of annual capital expenditures and certain leverage ratios. At July 31, 2005, the Company is in compliance with all financial covenants.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended
	July 31, 2005	July 31, 2004
Service Cost	$48	$31
Interest Cost on Projected Benefit Obligation	58	49
Expected Return on Assets (Gain) Loss	(53)	(34)

Net Pension Expense	$53	$46

6.	RESTRUCTURING AND IMPAIRMENTS

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of July 31, 2005 (1)	Costs for the Three Months Ended July 31, 2005 (2)	Estimated Costs to Complete Initiatives as of July 31, 2005	Total Estimated Costs of Initiatives as of July 31, 2005
Paperboard	$13,891	$121	$1,500	$15,512

Converted Products	1,531	531	600	2,662
Corporate	—	—	—	—

	$15,422	$652	$2,100	$18,174

(1)	Of the $15,422 in cumulative restructuring costs, $7,349 million were non-cash charges.
(2)	The total costs incurred in the three months ended July 31, 2005, $652, does not agree with the three month total charges of $832 from the table above since some of the costs are related to plans initiated prior to January 1, 2003.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

7.	INCOME TAXES

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

8.	COMMITMENT AND CONTINGENCIES

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended
	July 31, 2005	July 31, 2004
Sales (aggregate):
Paperboard	$154,122	$150,215
Converted Products	71,140	70,054
International	39,182	36,581

Total:	$264,444	$256,850

Less sales (inter-segment):
Paperboard	$(37,996)	$(38,991)
Converted Products	(2,007)	(1,845)
International	2	45

Total:	$(40,001)	$(40,791)

Sales (external customers):
Paperboard	$116,126	$111,224
Converted Products	69,133	68,209
International	39,184	36,626

Total:	$224,443	$216,059

Operating Income:
Paperboard	$6,151	$7,844
Converted Products	(1,624)	(1,630)
International	3,851	3,942

Total Segment Operating Income:	8,378	10,156
Corporate Expense	4,037	3,309

Total Operating Income:	4,341	6,847
Interest Expense	(6,257)	(6,160)
Interest Income	1	21
Equity in Income of Affiliates	578	528
Other (Expense) Income, Net	(302)	275

(Loss) Earnings from Continuing Operations Before Income Taxes	(1,639)	1,511
Income Tax (Benefit) Expense	(285)	741

(Loss) Earnings from Continuing Operations	$(1,354)	$770

Depreciation and Amortization:
Paperboard	$5,716	$5,285
Converted Products	1,305	1,071
International	1,063	951
Corporate	548	540

Total:	$8,632	$7,847

Purchases of Property, Plant and Equipment:
Paperboard	$2,489	$3,016
Converted Products	320	1,755
International	444	110
Corporate	11	15

Total:	$3,264	$4,896

	July 31, 2005	April 30, 2005
Identifiable Assets:
Paperboard	$329,140	$332,259
Converted Products	98,869	97,479
International	133,484	137,606
Corporate	36,216	35,441

Total:	$597,709	$602,785

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	July 31, 2005	July 31, 2004
Sales to Unaffiliated Customers
United States	$182,805	$177,179
Europe	39,182	36,626
Canada	2,456	2,254

Total	$224,443	$216,059

	July 31, 2005	April 30, 2005
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$296,947	$301,979
Europe	55,425	59,452
Canada	6,894	6,793

Total	$359,266	$368,224

10.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by two Directors of the Company. For each of the three-month periods ended July 31, 2005 and 2004, the amount paid to that company under the lease was $87.

On July 5, 2005, pursuant to a May 1, 1980 agreement, as amended, the Company’s former Chairman and current Director “put” the 198,000 shares of the Company’s common stock owned by him to the Company. This “put” required the reclassification of the value of these shares on the consolidated balance sheet from Temporary Equity to Subordinated Debt (see Note 11).

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

11.	SUBSEQUENT EVENTS

On August 10, 2005, the Company completed the purchase from its former Chairman and current Director of the 198,000 shares of the Company’s common stock owned by him. This director had exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875, which amount is to be paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005 and the balance being due in 40 equal and consecutive quarterly installments, with interest, commencing on October 1, 2005, and continuing thereafter on the first day of the months of January, April, July and October. Interest will accrue on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets (see Note 10).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group gives effect to the restatement of the consolidated financial statements for the periods ended July 31, 2005 and 2004, as described in Note 2 to the financial statements, and should be read in conjunction with such financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A.

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

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended July 31,
(in thousands)	2005	2004
Net Sales
Paperboard	$116,126	$111,224
Converted Products	69,133	68,209
International	39,184	36,626

Total	$224,443	$216,059

Cost of Sales
Paperboard	$101,855	$94,834
Converted Products	65,168	63,900
International	32,108	28,942
Corporate	—	(233)

Total	$199,131	$187,443

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended July 31,
	2005	2004
SG&A
Paperboard	$7,985	$8,313
Converted Products	5,058	5,222
International	3,225	3,742
Corporate	3,871	3,542

Total	$20,139	$20,819

Restructuring
Paperboard	$135	$233
Converted Products	531	717
International	—	—
Corporate	166	—

Total	$832	$950

Operating Income (Loss)
Paperboard	$6,151	$7,844
Converted Products	(1,624)	(1,630)
International	3,851	3,942
Corporate	(4,037)	(3,309)

Total	$4,341	$6,847

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

Operating loss remained flat when comparing the first quarters of fiscal years 2006 and 2005.

International

Net sales in the International segment increased by $2.6 million, or 7%, to $39.2 million in the quarter ended July 31, 2005, compared to $36.6 million in the quarter ended July 31, 2004 due to increased converting volumes and sales price.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

As discussed in our audited consolidated financial statements and notes thereto for the year ended April 30, 2005, as restated in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, the Company has provided for income taxes for the repatriation of $6.4 million of foreign earnings. We are currently in the process of reviewing our options as to the form of this repatriation.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Capital Expenditures. Since June 2000, we have been involved in constructing our new paperboard mill in Fitchburg, Massachusetts. See “Business—Our Products and Our Process—Paperboard Segment—Fitchburg Paperboard Mill” in our Annual Report on Form 10-K. Since that time, capital and operating expenditures at the Fitchburg mill have had the largest impact on our liquidity. Through July 31, 2005, we have made capital expenditures of approximately $177.0 million on the Fitchburg mill. Our total capital expenditures were $3.3 million and $4.9 million in the first quarters of fiscal 2006 and 2005, respectively of which $0.2 million and $0.7 million, respectively, were spent on the Fitchburg mill. We expect fiscal 2006 capital expenditures to be under $25.0 million.

Borrowings

At July 31, 2005, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

July 31, 2005
Senior revolving credit facility(1)	$8.5
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	69.3
Other(2)	10.1

Total debt	$262.9

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.
(2)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Notes 10 and 11 to the accompanying consolidated financial statements), the Company issued a subordinated note on August 10, 2005 for $7.9 million to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015.

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

Cash Flow

Net cash provided by operating activities

In the quarters ended July 31, 2005, and 2004, we generated cash from operating activities of $6.9 million and $9.0 million, respectively. This $2.1 million decrease in cash generated from operations is mainly the result of decreased earnings which is primarily due to higher energy and freight costs, in conjunction with offsetting changes in accounts receivable, accounts payable and inventory.

Net cash used in investing activities

In the fiscal quarters ended July 31, 2005 and 2004, we used $2.3 million and $4.8 million of cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $1.6 million less of capital expenditures in the current period together with increased proceeds from sale of property, plant and equipment.

Net cash (used in) provided by financing activities

In the first quarter of fiscal 2006, we used cash in financing activities of $2.2 million whereas during the same period of 2005, financing activities generated cash of $0.8 million. This increased use of cash is primarily due to the fact that in the first quarter of fiscal 2006, we had net repayments of long-term debt of $1.8 million as compared to net borrowings of long-term debt of $6.5 million in the first quarter of fiscal 2005. This $8.2 million negative effect on financing cash flows was offset by a $4.9 million decrease in cash overdrafts. Additionally, we did not purchase any treasury stock in the first quarter of fiscal 2006 as compared to $0.4 million of purchases in the same quarter of fiscal 2005.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. Our assumptions are described in Note 12 to our Annual Report on Form 10-K for the year ended April 30, 2005. At April 30, 2004, the discount rate was reduced from 6.50% to 6.25% and subsequently reduced to 5.70% on April 30, 2005. A 1% change in this discount rate would create an impact to the statement of operations of approximately $1.5 million. This discount rate is based upon the demographics of the plans’ participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. As of April 30, 2005, this assumed rate of return was 8.75%. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.8 million. The level of compensation increase is established by management, and has the smallest direct impact, of the three assumptions, on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense was $6.2 million in 2004, $5.3 million in 2005 and is expected to be $4.8 million in 2006.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

As disclosed in our initial filing of our Form 10-Q for the period ended July 31, 2005, based on their evaluation as of July 31, 2005, our principal executive officer and principal financial officer had previously concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective. However, in connection with the filing of this Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2005, we carried out a re-evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2005 solely because of the material weakness described below. However, as of the date hereof, management is taking steps to remediate the weakness described herein.

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended July 31, 2005, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the Consolidated Balance Sheets were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended July 31, 2005 and 2004. There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity. The Company determined that it did not have an effectively designed control process in place to ensure proper classification of positive and negative cash balances. To remediate this deficiency, we are in the process of hiring additional personnel to evaluate and monitor compliance of our accounting practices.

(b) Changes in internal controls over financial reporting.

The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: August 31, 2006

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: August 31, 2006

By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)