Form 10-Q/A
period 2005-10-31
NEWARK GROUP, INC
filed 2006-09-01
CIK 1047290

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

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended October 31, 2005, initially filed with the Securities and Exchange Commission on December 15, 2005, is being filed to reflect the restatement of our Consolidated Balance Sheets at October 31, 2005 and April 30, 2005, our Consolidated Statements of Cash Flows for the periods ended October 31, 2005 and 2004, and the notes related thereto. Additionally amended to reflect the effects of these changes are Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4. “Controls and Procedures.”

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended October 31, 2005, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the Consolidated Balance Sheets were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended October 31, 2005 and 2004.

There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF October 31, 2005 AND APRIL 30, 2005

(Dollars in Thousands, Except Share Data)

	October 31, 2005	April 30, 2005
	(As restated - see Note 2)	(As restated - see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,404	$5,692
Accounts receivable (less allowance for doubtful accounts of $5,990 and $6,356, respectively)	106,898	119,815
Inventories	65,375	61,760
Other current assets	16,192	3,840

Total current assets	197,869	191,107

RESTRICTED CASH	256	131
PROPERTY, PLANT AND EQUIPMENT – Net	310,357	320,947
GOODWILL	45,525	47,256
LONG-TERM INVESTMENTS	16,734	16,776
OTHER ASSETS	26,223	26,568

TOTAL ASSETS	$596,964	$602,785

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,937	$87,769
Current maturities of debt	4,541	2,621
Income taxes and other taxes payable	4,969	2,979
Accrued salaries and wages	15,334	14,183
Other accrued expenses	11,906	13,981

Total current liabilities	124,687	121,533

SENIOR DEBT	76,390	79,097
SUBORDINATED DEBT	181,561	175,599
DEFERRED INCOME TAXES	7,736	5,073
PENSION OBLIGATION	28,013	27,980
SWAP OBLIGATION	14,686	22,399
OTHER LIABILITIES	6,222	6,435
MINORITY INTEREST	87	92

Total liabilities	439,382	438,208

COMMITMENTS AND CONTINGENCIES (Note 8)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (668,442 and 866,442 shares, respectively)	30,708	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	195,612	190,330
Accumulated other comprehensive loss	(9,046)	(12,354)
Treasury stock, 2,350,758 and 2,152,758 shares, respectively at cost	(60,126)	(52,251)

Total permanent stockholders’ equity	126,874	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$596,964	$602,785

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

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
	(As restated - see Note 2)	(As restated - see Notes 2,3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(2,593)	$1,967
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	17,278	16,051
Impairment of assets	393	82
Loss on sale of property, plant and equipment	225	168
Equity in income of affiliates	(1,012)	(1,022)
Stock-based compensation expense	165	—
(Gain) loss due to hedge ineffectiveness	(210)	520
Proceeds from dividends paid by equity investments in affiliates	—	424
Deferred income tax benefit	(3,261)	(1,826)

Changes in assets and liabilities:
Decrease in accounts receivable	10,408	1,085
Increase in inventories	(4,661)	(3,401)
(Increase) decrease in other current assets	(1,732)	2,410
(Increase) decrease in other assets	(792)	373
Decrease in accounts payable and accrued expenses	(1,720)	(1,451)
Decrease in other liabilities	(1,984)	(4,889)

Net cash provided by operating activities	10,504	10,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44
Capital expenditures	(8,312)	(9,232)
Proceeds from sale of property, plant and equipment	1,084	67
Increase in restricted cash	(125)	(125)

Net cash used in investing activities	(7,353)	(9,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,174)	(6,380)
Proceeds from long-term debt	—	19,025
Changes in cash overdraft	3,732	(8,687)
Purchase of treasury stock	—	(1,092)

Net cash provided by financing activities	1,558	2,866

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(997)	(478)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,712	3,633

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,692	2,903

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,404	$6,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,865	$12,876

Income Taxes	$1,054	$738

Note issued in connection with stock repurchase	$7,875	$—

Net change in accrued purchases of property, plant and equipment	$558	$13

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements; and, c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006 due to seasonal and other factors. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2005, as restated in our annual report on Form 10-K for the year ended April 30, 2006.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $11,022 and $7,290 as of October 31, 2005 and April 30, 2005, respectively.

Reclassification – Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.	RESTATEMENT - CASH OVERDRAFTS AND CAPITAL EXPENDITURES

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended October 31, 2005, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the balance sheet were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that is had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts

THE NEWARK GROUP, INC. AND SUBSIDIARIES

payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended October 31, 2005 and 2004. There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity. The following tables represent summaries for the periods shown of the effects of the above adjustments:

	October 31, 2005		April 30, 2005
	As reported	As restated	As reported	As restated
Cash and cash equivalents	$3,490	$9,404	$2,991	$5,692
Total current assets	191,955	197,869	188,406	191,107
Total assets	591,050	596,964	600,084	602,785
Accounts payable	82,023	87,937	85,068	87,769
Total current liabilities	118,773	124,687	118,832	121,533
Total liabilities	433,468	439,382	435,507	438,208

	Six Months Ended October 31, 2005		Six Months Ended October 31, 2004
	As reported	As restated	As reported	As restated
Decrease in accounts payable and accrued expenses	$(1,162)	$(1,720)	$(1,438)	$(1,451)
Net cash provided by operating activities	11,062	10,504	10,504	10,491
Capital expenditures	(8,870)	(8,312)	(9,245)	(9,232)
Net cash used in investing activities	(7,911)	(7,353)	(9,259)	(9,246)
Changes in cash overdraft	519	3,732	(10,550)	(8,687)
Net cash (used in) provided by financing activities	(1,655)	1,558	1,003	2,866
Net increase in cash and cash equivalents	499	3,712	1,770	3,633
Cash and cash equivalents, beginning of period	2,991	5,692	2,003	2,903
Cash and cash equivalents, end of period	3,490	9,404	3,773	6,536

3.	INVENTORIES

As reported in the initial filing of this Form 10-Q on December 15, 2005, prior to November 1, 2004, the Company used the last-in, first-out (“LIFO”) method of costing inventory for most of its North American Operations, with the cost of the remaining inventories determined using the first-in, first-out (“FIFO”) method. Effective, November 1, 2004, the Company changed its method of accounting for its LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet, and provides a uniform costing method across the Company’s business segments. As reported in the initial filing of this Form 10-Q on December 15, 2005, in accordance with accounting principles generally accepted in the United States of America, the prior period consolidated financial statements presented in this Form 10-Q have been restated to retroactively apply the FIFO method of accounting as depicted in the following table:

	Three Months Ended October 31, 2004			Six Months Ended October 31, 2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cost of Sales	$189,219	$(185)	$189,034	$377,057	$(579)	$376,478
Earnings from Continuing Operations	$1,368	$185	$1,553	$2,484	$579	$3,063
Net Income	$1,086	$111	$1,197	$1,619	$348	$1,967
Inventories	$57,315	$7,759	$65,074	$57,315	$7,759	$65,074

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Inventories consist of the following:

	October 31, 2005	April 30, 2005
Raw Materials	$23,013	$22,629
Finished Goods	39,533	35,963
Other Manufacturing Supplies	2,829	3,168

	$65,375	$61,760

4.	LONG-TERM DEBT

	October 31, 2005	April 30, 2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	7,841	9,009
Industrial Revenue Bonds (3)	69,310	70,780
Subordinated Notes (4)	7,748	1,077
All other	2,593	1,451

Total Debt	262,492	257,317

Less Current Portion	(4,541)	(2,621)

Long-Term Debt	$257,951	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of October 31, 2005 the Company has $82,761 in letters of credit obligations outstanding ($70,469 of which has been used to enhance security for the industrial revenue bonds), $7,841 in loans outstanding and $59,398 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following (1) Prime plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rate of interest as of October 31, 2005 is 4.88%. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,750, Mobile IRB of $4,975, Natick IRB of $40, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of October 31, 2005. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 2.70% to 6.75% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Maturities of Debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 10), the Company issued a Subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2005, the remaining balance on the note is $6,910.

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

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Service Cost	$47	$32	$95	$63
Interest Cost on Projected Benefit Obligation	59	22	117	71
Expected Return on Assets (Gain) Loss	(54)	(51)	(107)	(85)
Net Amortization	—	12	—	12

Net Pension Expense	$52	$15	$105	$61

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	RESTRUCTURING AND IMPAIRMENTS

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

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2005 (1)	Costs for the Six Months Ended October 31, 2005 (2)	Estimated Costs to Complete Initiatives as of October 31, 2005	Total Estimated Costs of Initiatives as of October 31, 2005
Paperboard	$13,891	$483	$1,313	$15,687

Converted Products	1,531	586	525	2,642

	$15,422	$1,069	$1,838	$18,329

(1)	Of the $15,422 in cumulative restructuring costs, $7,089 were non-cash charges related to asset impairment.
(2)	The total costs incurred in the six months ended October 31, 2005, $1,069, does not agree with the six month total charges of $1,249 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

7.	INCOME TAXES

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Sales (aggregate):
Paperboard	$148,442	$150,306	$302,564	$300,521
Converted Products	70,893	69,167	142,033	139,221
International	36,915	36,090	76,097	72,671

Total:	$256,250	$255,563	$520,694	$512,413

Less sales (inter-segment):
Paperboard	$(36,487)	$(36,743)	$(74,483)	$(75,734)
Converted Products	(1,891)	(1,779)	(3,898)	(3,624)
International	26	24	28	69

Total:	$(38,352)	$(38,498)	$(78,353)	$(79,289)

Sales (external customers):
Paperboard	$111,955	$113,563	$228,081	$224,787
Converted Products	69,002	67,388	138,135	135,597
International	36,941	36,114	76,125	72,740

Total:	$217,898	$217,065	$442,341	$433,124

Operating Income:
Paperboard	$4,668	$8,745	$10,820	$16,588
Converted Products	(657)	(2,276)	(2,281)	(3,906)
International	3,773	4,782	7,624	8,724

Total Segment Operating Income:	7,784	11,251	16,163	21,406

Corporate Expense	4,048	3,984	8,086	7,293

Total Operating Income:	3,736	7,267	8,077	14,113
Interest Expense	(6,613)	(6,243)	(12,870)	(12,403)
Interest Income	52	20	53	41
Equity in Income of Affiliates	434	494	1,012	1,022
Other (Expense) Income, Net	(124)	15	(426)	290

(Loss) Earnings from Continuing Operations Before Income Taxes	(2,515)	1,553	(4,154)	3,063
Income Tax (Benefit) Expense	(1,276)	356	(1,561)	1,096

(Loss) Earnings from Continuing Operations	$(1,239)	$1,197	$(2,593)	$1,967

Depreciation and Amortization:
Paperboard	$5,720	$5,375	$11,437	$10,660
Converted Products	1,319	1,135	2,624	2,206
International	1,062	1,121	2,125	2,072
Corporate	545	573	1,092	1,113

Total:	$8,646	$8,204	$17,278	$16,051

Purchases of Property, Plant and Equipment:
Paperboard	$4,024	$2,974	$6,513	$5,990
Converted Products	710	1,254	1,030	3,009
International	185	76	629	186
Corporate	129	32	140	47

Total:	$5,048	$4,336	$8,312	$9,232

			October 31, 2005	April 30, 2005
Identifiable Assets:
Paperboard			$331,776	$332,259
Converted Products			97,206	97,479
International			127,364	137,606
Corporate			40,618	35,441

Total:			$596,964	$602,785

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	October 31, 2005	October 31, 2004
Sales to Unaffiliated Customers
United States	$361,024	$355,874
Europe	76,125	72,740
Canada	5,192	4,510

Total	$442,341	$433,124

	October 31, 2005	April 30, 2005
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$294,468	$301,979
Europe	54,229	59,452
Canada	7,204	6,793

Total	$355,901	$368,224

10.	RELATED PARTY TRANSACTIONS

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group gives effect to the restatement of the consolidated financial statements for the periods ended October 31, 2005 and 2004, as described in Note 2 to the financial statements, and should be read in conjunction with such financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A.

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

Sales volumes are also impacted by the highly competitive environment in which we operate. This competition, combined with the business slowdown that began during fiscal year 2000, resulted in decreased industry capacity utilization rates, which for us hit a low of 89% in fiscal 2002. As a result, we initiated a mill capacity rationalization program which led to the closures of five paperboard mills between October 2001 and July 2003. Combined, these five closures resulted in a capacity reduction of approximately 300,000 tons per year, which led to approximately $30 million per year of overhead savings and loss avoidance. As a result of these closures, and a shift of business to other mills, our paperboard mills’ capacity utilization rates were 95% for the six-month period ended October 31, 2005, despite our loss of approximately four machine days of production in our southeastern US mill during a two-day shutdown in the quarter ended July 31, 2005 due to Hurricane Dennis and the loss of another sixteen machine days at the same mill during the quarter ended

THE NEWARK GROUP, INC. AND SUBSIDIARIES

October 31, 2005 due to Hurricane Katrina. Additionally, in September 2005, we announced the closure of our Natick, MA mill. This will reduce overall production capacity by 48,000 tons per annum, though we expect to transfer nearly all tons currently produced at Natick to our other mills. This closure is expected to result in approximately $3.0 million per year in fixed-cost savings.

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

Our mill utilization rates decreased to 95% during the six months ended October 31, 2005 as compared to 96% in the six months ended October 31, 2004, as a result of our Mobile, AL mill losing 20 machine days as a result of Hurricanes Dennis and Katrina.

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

Excluding Interest expense, Other income—net decreased from income of $1.4 million in the six months ended October 31, 2005 to income of $0.6 million in the six months ended October 31, 2005. This decrease in Other Income is primarily due to unfavorable swings in foreign currency exchange rates.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Excluding Interest expense, Other income—net decreased from income of $0.5 million in the quarter ended October 31, 2004 to income of $0.4 million in the quarter ended October 31, 2005. This decrease in Other Income is primarily due to unfavorable swings in foreign currency exchange rates.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

As discussed in our audited consolidated financial statements and notes thereto for the year ended April 30, 2005, as restated in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, we have provided income taxes of $2.3 million for the repatriation of $6.4 million of foreign earnings in the form of dividends. During the six months ended October 31, 2005, we repatriated a total of $7.3 million, only $0.6 million of which was in the form of a dividend and therefore taxable in the United States. This transaction reduced our deferred tax asset for the net operating loss by approximately $0.2 million.

Capital Expenditures. Our total capital expenditures were $8.3 million and $9.2 million in the first six months of fiscal 2006 and 2005, respectively of which $0.4 million and $0.9 million, respectively, were spent on the Fitchburg mill. Through October 31, 2005, we have made capital expenditures of approximately $177.2 million on the Fitchburg mill. We expect our total fiscal 2006 capital expenditures to be under $25.0 million.

Borrowings

At October 31, 2005, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

October 31, 2005
Senior revolving credit facility(1)	$7.8
9 3/4% Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	69.3
Other(2)	10.4

Total debt	$262.5

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.
(2)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 10 to the accompanying consolidated financial statements), the Company issued a subordinated note on August 10, 2005 for $7.9 million to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2005, the remaining balance on the note is $6.9 million.

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

Cash Flow

Net cash provided by operating activities

In both the six months ended October 31, 2005 and 2004, we generated cash from operating activities of $10.5 million. A $4.6 million negative change to earnings, due to higher energy and freight costs, along with higher prepaid expense, other receivable and other asset balances were offset by lower accounts receivable caused by a decrease in the price of recovered paper we sell to third parties.

Net cash used in investing activities

In the six months ended October 31, 2005 and 2004, we used $7.4 million and $9.2 million of cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $1.0 million more in proceeds from the sale of property, plant and equipment as well as $0.9 million less of capital expenditures.

Net cash used in financing activities

In the six-month periods ended October 31, 2005 and 2004, financing activities provided cash of $1.6 million and $2.9 million, respectively. The change is primarily due to the fact that in the current six-month period, we had net repayments of long-term debt of $2.2 million as compared to net borrowings of long-term debt of $12.6 million in the same period last year. This $14.8 million negative effect on financing cash flows was offset by an $12.4 million decrease in cash overdrafts. Additionally, there were no cash purchases of treasury stock in the six-month period ended October 31, 2005 as compared to $1.1 million of purchases in the six-month period ended October 31, 2004.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

As disclosed in our initial filing of our Form 10-Q for the period ended October 31, 2005, based on their evaluation as of October 31, 2005, our principal executive officer and principal financial officer had previously concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective. However, in connection with the filing of this Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2005, we carried out a re-evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2005 solely because of the material weakness described below. However, as of the date hereof, management is taking steps to remediate the weakness described herein.

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended October 31, 2005, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the Consolidated Balance Sheets were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Company has restated the accompanying Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended October 31, 2005 and 2004. There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity. The Company determined that it did not have an effectively designed control process in place to ensure proper classification of positive and negative cash balances. To remediate this deficiency, we are in the process of hiring additional personnel to evaluate and monitor compliance of our accounting practices.

(b)	Changes in internal controls over financial reporting.

The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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