Form 10-Q/A
period 2006-01-31
NEWARK GROUP, INC
filed 2006-09-01
CIK 1047290

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

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended January 31, 2006, initially filed with the Securities and Exchange Commission on March 16, 2006, is being filed to reflect the restatement of our Consolidated Balance Sheets at January 31, 2006 and April 30, 2005, our Consolidated Statements of Cash Flows for the periods ended January 31, 2006 and 2005, and the notes related thereto. Additionally amended to reflect the effects of these changes are Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4. “Controls and Procedures.”

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended January 31, 2006, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the Consolidated Balance Sheets were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended January 31, 2006 and 2005.

There was no impact to the Consolidated Statements of Operations or Consolidated Statement of Permanent Stockholders’ Equity.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF January 31, 2006 AND APRIL 30, 2005

(Dollars in Thousands, Except Share Data)

	January 31, 2006	April 30, 2005
	(As restated - see Note 2)	(As restated - see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,409	$5,692
Accounts receivable (less allowance for doubtful accounts of $5,654 and $6,356, respectively)	107,593	119,815
Inventories	65,361	61,760
Other current assets	11,418	3,840

Total current assets	192,781	191,107

RESTRICTED CASH	69	131
PROPERTY, PLANT AND EQUIPMENT – Net	307,221	320,947
GOODWILL	45,593	47,256
LONG-TERM INVESTMENTS	16,396	16,776
OTHER ASSETS	28,067	26,568

TOTAL ASSETS	$590,127	$602,785

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,717	$87,769
Current maturities of debt	5,527	2,621
Income taxes and other taxes payable	4,075	2,979
Accrued salaries and wages	14,092	14,183
Other accrued expenses	16,512	13,981

Total current liabilities	121,923	121,533

SENIOR DEBT	79,657	79,097
SUBORDINATED DEBT	181,264	175,599
DEFERRED INCOME TAXES	8,159	5,073
PENSION OBLIGATION	28,067	27,980
SWAP OBLIGATION	15,038	22,399
OTHER LIABILITIES	6,178	6,435
MINORITY INTEREST	87	92

Total liabilities	440,373	438,208

COMMITMENTS AND CONTINGENCIES (Note 8)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (668,442 and 866,442 shares, respectively)	30,730	38,418

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	191,005	190,330
Accumulated other comprehensive loss	(12,289)	(12,354)
Treasury stock, 2,350,758 and 2,152,758 shares, respectively at cost	(60,126)	(52,251)

Total permanent stockholders’ equity	119,024	126,159

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$590,127	$602,785

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

See notes to consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
	(As restated - see Note 2)	(As restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(7,178)	$1,161
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	25,759	24,431
Impairment of assets	502	237
Loss on sale of property, plant and equipment	278	239
Loss on sale of discontinued operations	—	99
Equity in income of affiliates	(1,505)	(1,556)
(Gain) loss due to hedge ineffectiveness	(198)	384
Proceeds from dividends paid by equity investments in affiliates	923	1,119
Deferred income tax benefit	(674)	(6,866)
Other	165	—

Changes in assets and liabilities:
Decrease in accounts receivable	9,889	643
Increase in inventories	(4,703)	(5,403)
(Increase) decrease in other current assets	(2,917)	3,825
Increase in other assets	(3,149)	(563)
(Decrease) increase in accounts payable and accrued expenses	(194)	7,851
Decrease in other liabilities	(1,650)	(3,397)

Net cash provided by operating activities	15,348	22,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	44
Capital expenditures	(13,017)	(14,163)
Proceeds from sale of discontinued operations	—	1,175
Proceeds from sale of property, plant and equipment	1,190	186
Decrease in restricted cash	62	63

Net cash used in investing activities	(11,765)	(12,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,857	7,032
Repayments of debt	(1,142)	—
Changes in cash overdraft	(1,706)	(5,851)
Purchase of treasury stock	—	(1,306)

Net cash provided by (used in) financing activities	9	(125)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(875)	(978)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,717	8,406

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,692	2,903

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,409	$11,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,528	$14,412

Income Taxes	$2,286	$1,019

Note issued in connection with stock repurchase	$7,875	$—

Net change in accrued purchases of property, plant and equipment	$637	$479

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $5,584 and $7,290 as of January 31, 2006 and April 30, 2005, respectively.

Reclassification – Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.	RESTATEMENT - CASH OVERDRAFTS AND CAPITAL EXPENDITURES

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended January 31, 2006, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the balance sheet were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts

THE NEWARK GROUP, INC. AND SUBSIDIARIES

payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, the Company has restated the accompanying Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the periods ended January 31, 2006 and 2005. There was no impact to the Consolidated Statements of Operations or Consolidated Statements of Permanent Stockholders’ Equity. The following tables represent summaries for the periods shown of the effects of the above adjustments:

	January 31, 2006		April 30, 2005
	As reported	As restated	As reported	As restated
Cash and cash equivalents	$4,437	$8,409	$2,991	$5,692
Total current assets	188,809	192,781	188,406	191,107
Total assets	586,155	590,127	600,084	602,785
Accounts payable	77,745	81,717	85,068	87,769
Total current liabilities	117,951	121,923	118,832	121,533
Total liabilities	436,401	440,373	435,507	438,208

	Nine Months Ended January 31, 2006		Nine Months Ended January 31, 2005
	As reported	As restated	As reported	As restated
(Decrease) increase in accounts payable and accrued expenses	$443	$(194)	$8,330	$7,851
Net cash provided by operating activities	15,985	15,348	22,683	22,204
Capital expenditures	(13,654)	(13,017)	(14,642)	(14,163)
Net cash used in investing activities	(12,402)	(11,765)	(13,174)	(12,695)
Changes in cash overdraft	(2,977)	(1,706)	(10,550)	(5,851)
Net cash (used in) provided by financing activities	(1,262)	9	(4,824)	(125)
Net increase in cash and cash equivalents	1,446	2,717	3,707	8,406
Cash and cash equivalents, beginning of period	2,991	5,692	2,003	2,903
Cash and cash equivalents, end of period	4,437	8,409	5,710	11,309

3.	INVENTORIES

Substantially all of the Company’s inventories are valued using the first-in, first-out (“FIFO”) costing method, and are stated at the lower of cost or market. With respect to inventories, market is deemed as replacement cost or net realizable value. The remaining inventories are valued using either specific identification or the average cost method.

Inventories consist of the following:

	January 31, 2006	April 30, 2005
Raw Materials	$22,527	$22,629
Finished Goods	40,686	35,963
Other Manufacturing Supplies	2,148	3,168

	$65,361	$61,760

THE NEWARK GROUP, INC. AND SUBSIDIARIES

4.	LONG-TERM DEBT

	January 31, 2006	April 30, 2005
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	11,362	9,009
Industrial Revenue Bonds (3)	69,040	70,780
Subordinated Notes (4)	7,451	1,077
All other	3,595	1,451

Total Debt	266,448	257,317

Less Current Portion	(5,527)	(2,621)

Long-Term Debt	$260,921	$254,696

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of January 31, 2006, the Company has $82,684 in letters of credit obligations outstanding ($70,392 of which has been used to enhance security for the industrial revenue bonds), $11,362 in loans outstanding and $55,954 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following: (1) Prime plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rates of interest as of January 31, 2006 are 7.31% and 5.15% for our LIBOR and EURIBOR denominated debt, respectively. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,500, Mobile IRB of $4,975, Natick IRB of $20, Ohio IRB of $15,500, and Massachusetts IRBs of $47,045 as of January 31, 2006. These bonds are variable rate demand bonds with maturity dates ranging from July 2006 through July 2031 and where the interest rates range from 5.63% to 7.22% and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current Maturities of Debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and current Director (see Note 10), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of January 31, 2006, the remaining balance on the note is $6,733.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Service Cost	$46	$34	$142	$97
Interest Cost on Projected Benefit Obligation	57	39	174	110
Expected Return on Assets (Gain) Loss	(52)	(46)	(160)	(131)
Net Amortization	—	6	—	18

Net Pension Expense	$51	$33	$156	$94

6.	RESTRUCTURING AND IMPAIRMENTS

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Sales (aggregate):
Paperboard	$138,622	$147,746	$441,186	$448,267
Converted Products	64,774	63,280	206,807	202,501
International	39,154	41,794	115,251	114,465

Total:	$242,550	$252,820	$763,244	$765,233

Less sales (inter-segment):
Paperboard	$(34,670)	$(33,503)	$(109,153)	$(109,237)
Converted Products	(1,639)	(1,788)	(5,537)	(5,412)
International	—	(114)	28	(45)

Total:	$(36,309)	$(35,405)	$(114,662)	$(114,694)

Sales (external customers):
Paperboard	$103,952	$114,243	$332,033	$339,030
Converted Products	63,135	61,492	201,270	197,089
International	39,154	41,680	115,279	114,420

Total:	$206,241	$217,415	$648,582	$650,539

Operating Income:
Paperboard	$5,364	$6,020	$16,184	$22,442
Converted Products	(2,845)	(3,281)	(5,126)	(8,170)
International	4,555	5,354	12,179	14,078

Total Segment Operating Income:	7,074	8,093	23,237	28,350

Corporate Expense	3,460	4,584	11,546	10,727

Total Operating Income:	3,614	3,509	11,691	17,623

Interest Expense	(6,814)	(6,283)	(19,684)	(18,686)
Interest Income	54	36	107	77
Equity in Income of Affiliates	493	534	1,505	1,556
Other (Expense) Income, Net	(3)	9	(429)	299

(Loss) Earnings from Continuing Operations Before Income Taxes and Discontinued Operations	(2,656)	(2,195)	(6,810)	869
Income Tax Expense (Benefit)	1,929	(1,448)	368	(351)

(Loss) Earnings from Continuing Operations Before Discontinued Operations	$(4,585)	$(747)	$(7,178)	$1,220

Depreciation and Amortization:
Paperboard	$5,688	$5,447	$17,124	$16,107
Converted Products	1,324	1,244	3,948	3,450
International	928	1,142	3,053	3,214
Corporate	541	547	1,634	1,660

Total:	$8,481	$8,380	$25,759	$24,431

Purchases of Property, Plant and Equipment:
Paperboard	$3,315	$3,590	$9,828	$9,580
Converted Products	457	840	1,487	3,849
International	591	427	1,220	613
Corporate	342	74	482	121

Total:	$4,705	$4,931	$13,017	$14,163

			January 31, 2006	April 30, 2005
Identifiable Assets:
Paperboard			$333,236	$332,259
Converted Products			92,790	97,479
International			132,124	137,606
Corporate			31,977	35,441

Total:			$590,127	$602,785

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	January 31, 2006	January 31, 2005
Sales to Unaffiliated Customers
United States	$525,987	$529,597
Europe	115,279	114,465
Canada	7,316	6,477

Total	$648,582	$650,539

	January 31, 2006	April 30, 2005
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$291,624	$301,979
Europe	53,886	59,452
Canada	7,324	6,793

Total	$352,834	$368,224

10.	RELATED PARTY TRANSACTIONS

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

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group gives effect to the restatement of the consolidated financial statements for the periods ended January 31, 2006 and 2005, as described in Note 2 to the financial statements, and should be read in conjunction with such financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A.

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

Other (Expense)/Income

Interest expense increased from $18.7 million in the nine months ended January 31, 2005 to $19.7 million in the nine months ended January 31, 2006, primarily due to higher interest rates on our variable rate debt. Despite the issuance of a $7.9 million note for the purchase of treasury stock from our former Chairman (see note 10 to the accompanying consolidated financial statements), average outstanding borrowings only increased $1.9 million when comparing the nine month periods ended January 31, 2005 and 2006, from $260.0 million to $261.9 million, respectively.

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

Net Income (Loss)

In summary, our net loss increased from $0.8 million in the quarter ended January 31, 2005 to $4.6 million in the quarter ended January 31, 2006. Net loss widened predominately due to changes in income taxes, from a tax benefit in the three months ended January 31, 2005 to a tax expense in the three months ended January 31, 2006. Net loss also increased as a result of lower volumes and increased interest expense, and was lessened by lower SG&A costs.

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

Capital Expenditures. Our total capital expenditures were $13.0 million and $14.2 million in the first nine months of fiscal 2006 and 2005, respectively, of which $0.8 million and $1.5 million, respectively, were spent on the Fitchburg mill. We expect our total fiscal 2006 capital expenditures to be under $25.0 million.

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

Cash Flow

Net cash provided by operating activities

In the nine months ended January 31, 2006 and 2005, we generated cash from operating activities of $15.3 million and $22.2 million, respectively, a decrease of $6.9 million. The major drivers of this decrease are the following: (i) an earnings decrease partly due to increased energy costs and the reduction in the price of recovered paper we sell to third parties, (ii) a decrease in revenues when comparing our third quarters ended January 31, 2006 and 2005, resulting in lower Accounts Receivable, (iii) increases in prepaid insurance and property taxes leading to a higher balance in Other Assets and (iv) a decrease in our cost of recovered paper, resulting in a decrease in Accounts Payable.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net cash used in investing activities

In the nine months ended January 31, 2006 and 2005, we used $11.8 million and $12.7 million of cash, respectively, in investing activities. The overall reduction compared to last year was due primarily to $1.1 million less of capital expenditures, offset by $0.2 million less of proceeds from the sale of assets.

Net cash provided by (used in) financing activities

In the nine-month period ended January 31, 2006, financing activities provided a minimal amount of funds while in the same period in 2005, we used cash in financing activities of $0.1 million. This decreased use of cash is due to $4.2 million less of net borrowings of long-term debt in the nine months ended January 31, 2006, offset by a $4.1 million reduction in changes in cash overdrafts as well as no purchases of treasury stock in the current period.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

As disclosed in our initial filing of our Form 10-Q for the period ended January 31, 2006, based on their evaluation as of January 31, 2006, our principal executive officer and principal financial officer had previously concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective. However, in connection with the filing of this Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2006, we carried out a re-evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2006 solely because of the material weakness described below. However, as of the date hereof, management is taking steps to remediate the weakness described herein.

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended January 31, 2006, management determined that it had inappropriately offset positive and negative cash balances that were maintained at separate financial institutions with which there was no contractual right to offset. As a result, amounts previously presented for Cash and cash equivalents and Accounts payable on the Consolidated Balance Sheets were understated and the amount shown for Changes in cash overdrafts was incorrectly reported within the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows. Additionally, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Consolidated Statements of Cash Flows rather than as non-cash investing activities. As a result, we restated the accompanying Consolidated Balance Sheet as of January 31, 2006 and April 30, 2005 and the related Consolidated Statements of Cash Flows for the three and nine months ended January 31, 2006 and 2005. There was no impact to the Consolidated Statements of Operations or Consolidated Statements of Permanent Stockholders’ Equity. The Company determined that it did not have an effectively designed control process in place to ensure proper classification of positive and negative cash balances. To remediate this deficiency, we are in the process of hiring additional personnel to evaluate and monitor compliance of our accounting practices.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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