Form 10-Q
period 2006-07-31
NEWARK GROUP, INC
filed 2006-09-14
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

The number of common shares outstanding at July 31, 2006 was 3,634,080.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JULY 31, 2006 AND APRIL 30, 2006

(Dollars in Thousands, Except Share Data)

	July 31, 2006	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,439	$6,688
Accounts receivable (less allowance for doubtful accounts of $4,021 and $5,784, respectively)	114,316	112,856
Inventories	69,014	69,073
Other current assets	10,666	6,522
Assets held for sale	562	—

Total current assets	205,997	195,139

RESTRICTED CASH	196	134
PROPERTY, PLANT AND EQUIPMENT – Net	303,103	307,207
GOODWILL	47,020	46,761
LONG-TERM INVESTMENTS	16,412	17,233
OTHER ASSETS	15,875	16,733

TOTAL ASSETS	$588,603	$583,207

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,561	$81,564
Current maturities of debt	25,812	31,844
Income taxes and other taxes payable	3,985	3,067
Accrued salaries and wages	13,231	14,124
Other accrued expenses	14,394	11,466

Total current liabilities	141,983	142,065

SENIOR DEBT	66,480	68,190
SUBORDINATED DEBT	180,670	180,967
DEFERRED INCOME TAXES	7,562	5,775
PENSION OBLIGATION	17,704	17,690
SWAP OBLIGATION	16,865	16,269
OTHER LIABILITIES	6,061	6,063
MINORITY INTEREST	—	91

Total liabilities	437,325	437,110

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (648,279 shares)	27,911	27,911

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	187,603	184,702
Accumulated other comprehensive loss	(3,617)	(5,897)
Treasury stock, 2,370,920 shares at cost	(61,053)	(61,053)

Total permanent stockholders’ equity	123,367	118,186

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$588,603	$583,207

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
NET SALES	$227,108	$224,443
COST OF SALES	196,564	199,131

Gross profit	30,544	25,312

OPERATING EXPENSES:
Selling, general and administrative	20,101	20,139
Restructuring and impairments	154	832

Total operating expenses	20,255	20,971

OPERATING INCOME	10,289	4,341

OTHER (EXPENSE) INCOME:
Interest expense	(6,943)	(6,257)
Interest income	61	1
Equity in income of affiliates	682	578
Other expense – net	(52)	(302)

Total other expense	(6,252)	(5,980)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	4,037	(1,639)

INCOME TAX EXPENSE (BENEFIT)	1,136	(285)

NET EARNINGS (LOSS)	$2,901	$(1,354)

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,901	$(1,354)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,515	8,632
Impairment of assets	—	260
Loss on sale of property, plant and equipment	359	171
Equity in income of affiliates	(682)	(578)
Loss (gain) due to hedge ineffectiveness	42	(187)
Proceeds from dividends paid by equity investments in affiliates	1,656	—
Deferred income tax expense (benefit)	726	(478)
Other	—	165

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,096)	1,189
Decrease (increase) in inventories	246	(981)
Increase in other current assets	(3,267)	(3,633)
Decrease in other assets	395	78
Increase in accounts payable and accrued expenses	10,680	5,445
Increase (decrease) in other liabilities	84	(1,878)

Net cash provided by operating activities	20,559	6,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,814)	(3,264)
Proceeds from sale of property, plant and equipment	347	1,073
Increase in restricted cash	(63)	(63)

Net cash used in investing activities	(3,530)	(2,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,129)	(1,785)
Changes in cash overdraft	(4,035)	(385)

Net cash used in financing activities	(12,164)	(2,170)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(114)	2,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,751	4,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,688	5,692

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,439	$10,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,722	$1,349

Income Taxes:
Paid	$586	$3

(Refunded)	$(5)	$—

Note issued in connection with stock repurchase	$—	$7,875

Net change in accrued purchases of property, plant and equipment	$1,267	$642

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2006

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2006	$118,186	$(5,897)	$(61,053)	$184,702	$374	$60
Net income	2,901	—	—	2,901	—	—	$2,901
Other comprehensive income:
Foreign currency translation adjustments	169	169	—	—	—	—	169
Change in fair value of cash flow hedges	2,111	2,111	—	—	—	—	2,111

BALANCE JULY 31, 2006	$123,367	$(3,617)	$(61,053)	$187,603	$374	$60	$5,181

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation – The Newark Group, Inc., including its wholly owned subsidiaries (the “Company”), is an integrated global producer of recycled paperboard and converted paperboard products, with significant manufacturing and converting operations in North America and Europe. The Company’s customers are global manufacturers and converters of paperboard.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company’s annual report on Form 10-K.

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

Revenue Recognition – Revenue is recognized when the earning process is complete and the title and risks and rewards of ownership have transferred to the customer, which is determined based on shipping terms. Net sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. The Company accounts for shipping and handling costs as a component of cost of sales; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $2,292 and $6,326 as of July 31, 2006 and April 30, 2006, respectively.

Environmental – The Company is subject to extensive federal, state and local environmental laws and regulations, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with FAS 5, “Accounting for Contingencies.” Additionally, from time to time, the Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the investigation, correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. Costs associated with environmental obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable (see Note 9).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Certain locations within the Company’s Paperboard segment are awarded credits for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance and from time to time, the Company sells excess Nitrogen Oxide emission credits. Costs for environmental maintenance and improvement projects are recorded in Cost of sales and the gains from the sales of these credits are likewise recorded in Cost of sales. During July 2006, the Company sold excess emission credits through an open market created specifically to trade such emission credits, and recorded a gain from these sales in the amount of $3,277.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 151, “Inventory Costs” (“FAS 151”). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period expense rather than as part of inventory costs. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effects of this statement are required to be reflected in financial statements for fiscal years beginning after June 15, 2005, although application is permitted in fiscal years beginning after November 2004. The Company’s adoption of the provisions of FAS 151 effective May 1, 2006 did not have a material affect on its inventory valuation methodologies or results of operations.

Effective May 1, 2006, the Company adopted FAS 123(R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s condensed consolidated statements of operations. According to the provision within FAS 123(R), the Company is considered a non-public entity as The Company only has debt securities trading in the public market as opposed to equity securities. This pronouncement must be adopted by non-public companies on an interim basis for fiscal years beginning after December 15, 2005. FAS 123(R) allows non-public companies the ability to elect to measure its liability awards at their intrinsic value through the date of settlement, and the Company elected to continue to measure its liability awards at intrinsic value instead of fair value. Prior to the adoption of FAS 123(R), the Company had accounted for employee stock options and stock appreciation rights in accordance with the guidance provided in FAS 123. The Company adopted the provisions of FAS 123(R) using the prospective method effective May 1, 2006. As such, there was no accounting effect on any outstanding awards and the adoption of FAS 123(R) did not have a material effect on the Company’s condensed consolidated financial statements. At this time, the Company has two share-based payment plans covered by FAS 123(R), as described below.

The Company has a non-qualifying Stock Option Plan under which it is authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the put value of the Company’s common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled.

Stock Option Plan

	Three Months Ended July 31, 2006
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	25,000	$41.93
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	25,000	41.93

Options exercisable at period-end	17,500	$39.25

Weighted-average fair value of options granted during the period		$—

There were no options exercised in either of the periods ended July 31, 2006 or 2005.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding and exercisable at July 31, 2006. The exercisable options have a weighted average remaining contractual life of 2.6 years.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
10,000	1	33.93	10,000	33.93
5,000	3	42.72	3,500	42.72
10,000	6	49.53	4,000	49.53

25,000	3.4	41.93	17,500	39.25

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. The outstanding SARs have a weighted average remaining contractual life of 3.1 years and the exercisable SARs have a weighted average remaining contractual life of 2.6 years.

	Three Months Ended July 31, 2006
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	122,500	$47.04
Granted	—	—
Exercised	—	—
Forfeited	(10,500)	47.21

Outstanding at end of period	112,000	47.03

SARs exercisable at period-end	62,652	47.81

Weighted-average fair value of SARs granted during the period		$—

The aggregate intrinsic value of outstanding options and SARs at July 31, 2006 was $93. No compensation cost was recorded in either of the periods ended July 31, 2006 or 2005. Options and SARs that vested during the three months ended July 31, 2006 and 2005 had no intrinsic value since the grant price exceeded the put value of Company common stock.

3.	INVENTORIES

Inventories consist of the following:

	July 31,	April 30,
	2006	2006
Raw Materials	$26,688	$24,612
Finished Goods	38,994	41,135
Other Manufacturing Supplies	3,332	3,326

	$69,014	$69,073

4.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, MA where the paperboard mill we closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale is expected to be completed within one year from the execution of the Agreement. The net book value of these assets is $562 and is reflected as Assets held for sale on the condensed consolidated balance sheet.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

5.	LONG-TERM DEBT

	July 31, 2006	April 30, 2006
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	21,293	25,415
Industrial Revenue Bonds (3)	67,465	69,040
Subordinated Notes (4)	6,858	7,155
All other (5)	2,346	4,391

Total Debt	272,962	281,001
Less Current Portion	(25,812)	(31,844)

Long-Term Debt	$247,150	$249,157

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, the usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of July 31, 2006 the Company has $83,253 in letters of credit obligations outstanding ($69,969 of which has been used to enhance security for the industrial revenue bonds), $21,293 in loans outstanding and $45,454 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following (1) the prime rate plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rates of interest (including letter of credit fee) as of July 31, 2006 are 8.09% and 5.69% for our LIBOR and EURIBOR denominated debt, respectively. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the condensed consolidated balance sheets.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,500, Mobile IRB of $4,560, Ohio IRB of $15,500, and Massachusetts IRBs of $45,905 as of July 31, 2006. During the quarter ended July 31, 2006, the remaining balance on the Natick IRB was paid. These bonds are variable rate demand bonds with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 6.53% to 8.25% (including letter of credit fee) and are reset every seven days. This debt is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman (see Note 11), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of July 31, 2006, the remaining balance on the note is $6,379. The Company had previously issued a separate subordinated note to a stockholder in exchange for the stockholder’s shares of common stock. That note bears interest at the rate of 5% per year, payable quarterly. As of July 31, 2006, the amount outstanding on that note is $479 and is due June 2007. The debt associated with these notes is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes $116 and $1,223 of borrowings on a line of credit and discounted bills pending collection, respectively, from the Company’s International operations. It also includes a loan with Toronto Dominion Bank for $1,007. The loan bears interest at the prime rate plus 0.75% (the prime rate is 8.25% as of July 31, 2006), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company’s senior secured revolving credit facility requires that the Company satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30,000 maximum level of annual capital expenditures and certain leverage ratios. At July 31, 2006, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as inventories, certain real estate and 65% of the Company’s foreign subsidiaries’ stock.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At July 31, 2006 and April 30, 2006, the fair value of the swaps represented a liability of $16,865 and $16,269, respectively. The Company has recognized a loss of $42 and income of $187 within Other (expense) income – net on the condensed consolidated statements of operations, related to hedge ineffectiveness, during the three months ended July 31, 2006 and 2005, respectively.

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

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended
	July 31,	July 31,
	2006	2005
Service Cost	$1,208	$1,162
Interest Cost on Projected Benefit Obligation	1,605	1,554
Expected Return on Assets Gain	(1,815)	(1,519)
Net Amortization	416	342

Net Pension Expense	$1,414	$1,539

The Company estimates a cash contribution to its domestic pension plans of approximately $9,000 during fiscal year ending April 30, 2007. As of July 31, 2006, 70% of the plan’s assets were in equity investments, 13% in fixed-income securities and 17% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended
	July 31,	July 31,
	2006	2005
Service Cost	$8	$48
Interest Cost on Projected Benefit Obligation	39	58
Expected Return on Assets (Gain) Loss	(34)	(53)
Net Amortization	(8)	—

Net Pension Expense	$5	$53

THE NEWARK GROUP, INC. AND SUBSIDIARIES

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended July 31, 2006 and 2005:

Fiscal 2007 Restructuring

The Paperboard segment incurred $111 of charges which related to costs to exit previously shut down locations. Within the Converted Products segment, $23 of the total charges related to building repairs.

Fiscal 2006 Restructuring

The Paperboard segment incurred $135 of costs to exit previously shut down locations. Within the Converted Products segment, the majority of both dismantling and impairment charges related to the leased facility in Neenah, WI which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within corporate represents the loss on the sale of a vacant facility in Greenville, SC. Gross proceeds on the sale were $1,200.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Corporate	Total
July 31, 2006
Dismantling, Mothballing & Other	$111	$43	$—	$154

Total Charges	$111	$43	$—	$154

July 31, 2005
Dismantling, Mothballing & Other	$135	$271	$166	$572
Asset Impairment	—	260	—	260

Total Charges	$135	$531	$166	$832

The following table summarizes the Company’s accruals for plant restructuring costs:

Dismantling, Mothballing & Other Costs
April 30, 2006 Accrual Balance	$180
Restructuring Charges for the Three Months Ended July 31, 2006	154
Amounts Paid Against 2006 Accruals	(180)
Amounts Paid Against 2007 Accruals	(27)

July 31, 2006 Accrual Balance	$127

The following table summarizes restructuring and impairment costs by segment for restructuring plans initiated since January 1, 2003 and accounted for under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2006 (1)	Costs for the Three Months Ended July 31, 2006	Estimated Costs to Complete Initiatives as of July 31, 2006	Total Estimated Costs of Initiatives as of July 31, 2006
Paperboard	$15,645	$111	$1,350	$17,106

Converted Products	2,159	43	300	2,502

	$17,804	$154	$1,650	$19,608

(1)	Of the $17,804 in cumulative restructuring costs, $7,972 were non-cash charges related to asset impairment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	INCOME TAXES

During the quarter ended July 31, 2006, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions as those jurisdictions are current taxpayers and have taxable income.

9.	COMMITMENT AND CONTINGENCIES

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation claims, arising in the ordinary course of business. In management’s opinion, the ultimate disposition of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Current Environmental Matters

The Company has identified environmental contamination at three of our closed facilities that may require remediation upon retirement of these assets. However, no such liability has been recognized for these facilities, as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. For these three locations, any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 50 potentially responsible parties (“PRPs”) named thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the LPRSA. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA. In addition, it may be required to pay damages for injury to, destruction of, or loss of natural resources, including the cost of assessing such damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by agreeing to pay $250 toward the costs of the study and joining the Cooperating Parties Group, which is negotiating with EPA whether it will agree to perform the remainder of the study. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, the Company believes any releases from its site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate the Company’s ultimate liability in the matter, including any liability for natural resource damages. Given the uncertainty, the Company, by letter dated June 16, 2006, informed the EPA of its intent to enter into an arrangement with the EPA and the Cooperating Parties Group to settle the potential liability the Company might have for the $2,830 in past costs incurred by the EPA by contributing at a future date $250 to the cost of the study and by sharing in the efforts of the Cooperating Parties Group to negotiate whether the Group will perform the remainder of the study.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

10.	SEGMENT INFORMATION

The Company identifies its reportable segments in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. Profits from intercompany sales are not transferred between segments, they remain within the segment in which the sales originated. The Company principally operates in three reportable segments which include five product lines.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended
	July 31, 2006	July 31, 2005
Sales (aggregate):
Paperboard	$151,680	$154,122
Converted Products	74,325	71,140
International	42,968	39,182

Total:	$268,973	$264,444

Less sales (inter-segment):
Paperboard	$(40,032)	$(37,996)
Converted Products	(1,833)	(2,007)
International	—	2

Total:	$(41,865)	$(40,001)

Sales (external customers):
Paperboard	$111,648	$116,126
Converted Products	72,492	69,133
International	42,968	39,184

Total:	$227,108	$224,443

Operating Income:
Paperboard	$11,589	$6,151
Converted Products	(698)	(1,624)
International	3,014	3,851

Total Segment Operating Income:	13,905	8,378
Corporate Expense	3,616	4,037

Total Operating Income:	10,289	4,341

Interest Expense	(6,943)	(6,257)
Interest Income	61	1
Equity in Income of Affiliates	682	578
Other Expense, Net	(52)	(302)

Earnings(Loss) from Continuing Operations Before Income Taxes	4,037	(1,639)
Income Tax Expense (Benefit)	1,136	(285)

Net Earnings(Loss)	$2,901	$(1,354)

Depreciation and Amortization:
Paperboard	$5,845	$5,716
Converted Products	1,302	1,305
International	824	1,063
Corporate	544	548

Total:	$8,515	$8,632

Purchases of Property, Plant and Equipment:
Paperboard	$2,614	$2,489
Converted Products	230	320
International	944	444
Corporate	26	11

Total:	$3,814	$3,264

	July 31, 2006	April 30, 2006
Identifiable Assets:
Paperboard	$332,226	$332,664
Converted Products	96,986	94,812
International	142,074	138,766
Corporate	17,317	16,965

Total:	$588,603	$583,207

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	July 31, 2006	July 31, 2005
Sales to Unaffiliated Customers
United States	$181,358	$182,805
Europe	42,968	39,182
Canada	2,782	2,456

Total	$227,108	$224,443

	July 31, 2006	April 30, 2006
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$283,912	$288,273
Europe	58,989	58,298
Canada	7,242	7,416

Total	$350,143	$353,987

11.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by the Company’s current Chief Executive Officer (“CEO”) and former CEO. For each of the three-month periods ended July 31, 2006 and 2005, the amount paid to that company under the lease was $87.

On July 5, 2005, pursuant to a May 1, 1980 agreement, as amended, the Company’s former Chairman “put” the 198,000 shares of the Company’s common stock owned by him to the Company. This “put” required the reclassification of the value of these shares on the condensed consolidated balance sheet from Temporary Equity to Subordinated Debt (see Note 5).

The paperboard mills in our International segment purchased approximately $2,657 and $1,963 of raw material from affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2006 and 2005, respectively.

The International segment also recorded sales of approximately $688 and $602 to two affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2006 and 2005, respectively.

The Company paid approximately $1,297 and $1,029 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the three-month periods ended July 31, 2006 and 2005, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K dated April 30, 2006.

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

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the five largest participants in this industry. No single customer accounted for more than 2.9% of our sales in our fiscal year ended April 30, 2006.

We operate in three segments—Paperboard, Converted Products and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tube, core and allied products; and (v) solidboard packaging products. In our Paperboard segment we handle recovered paper and manufacture grades of recycled paperboard used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment we manufacture tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market.

For the fiscal year ended April 30, 2006, the Paperboard segment represented 51% of our total sales, the Converted Products segment represented 31% of our total sales and the International segment represented 18% of our total sales.

Our fiscal year ends April 30. All references to years, quarters or other periods in this section refer to fiscal years, quarters or periods whether or not specifically indicated. Most percentages and dollar amounts have been rounded to aid presentation.

Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost , energy costs and freight costs. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are also impacted by the highly competitive environment in which we operate. Overcapacity has plagued the paperboard industry over the last seven years, leading to numerous mill shutdowns. In September 2005, we announced the closure of our Natick, MA mill, which represented the sixth mill we have closed over the past five years. As a result of these closures, and a shift of business to our other mills, our paperboard mills’ capacity utilization rate has been raised from a low of 89% in 2002 to 97% for the three-month period ended July 31, 2006, which is a slight decrease from 98% utilization during the three-month period ended July 31, 2005 due to the timing of scheduled maintenance shutdowns.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced rose from $99 per ton in 2004 to $116 per ton in 2005, before dropping to $108 per ton in 2006.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

During the quarter ended July 31, 2006, average per ton recovered paper costs decreased 3% to $114 per ton compared to $117 per ton during the same quarter in the prior fiscal year, but are 6% higher than the average 2006 per ton cost.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $88, $73 and $68 per ton of paperboard produced in fiscal years 2006, 2005 and 2004, respectively, as compared to $43 per ton in 2000. This increase is primarily due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may remain at an elevated level in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Our average energy cost per ton of paperboard produced in our North American mills for the current quarter ended July 31, 2006 was $85, a 3% decrease from the average fiscal year 2006 cost per ton, but 8% higher when compared to the same quarter in the prior fiscal year. Escalating energy costs in Western Europe, particularly relating to natural gas, continue to have a negative impact in our International segment. Energy costs in this segment increased 57% to an average of €56 per ton of paperboard produced in the quarter ended July 31, 2006 compared to €36 per ton in the quarter ended July 31, 2005.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. During our second quarter ended October 31, 2005, in an effort to offset increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments. This surcharge was replaced with a permanent price increase of approximately the same amount in February 2006. Additionally, a price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers. As this price increase was only in effect for one month of the quarter, the full impact of this increase is not reflected in the current quarter’s results. However, when comparing the quarter ended July 31, 2006 to the same period in the prior year, sales price for our paperboard and converted products has increased 3% and 7%, or $12 per ton and $58 per ton, respectively.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended July 31,
(in thousands)	2006	2005
Net Sales
Paperboard	$111,648	$116,126
Converted Products	72,492	69,133
International	42,968	39,184

Total	$227,108	$224,443

Cost of Sales
Paperboard	$91,843	$101,855
Converted Products	68,130	65,168
International	36,591	32,108

Total	$196,564	$199,131

Restructuring
Paperboard	$111	$135
Converted Products	43	531
Corporate	—	166

Total	$154	$832

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended July 31,
	2006	2005
SG&A
Paperboard	$8,105	$7,985
Converted Products	5,017	5,058
International	3,363	3,225
Corporate	3,616	3,871

Total	$20,101	$20,139

Operating Income (Loss)
Paperboard	$11,589	$6,151
Converted Products	(698)	(1,624)
International	3,014	3,851
Corporate	(3,616)	(4,037)

Total	$10,289	$4,341

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months Ended July 31
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	86.6	88.7
Selling, general and administration expenses	8.9	9.0
Restructuring and impairments	0.1	0.4
Operating income	4.5	1.9
Interest expense	3.1	2.8
Income tax expense (benefit)	0.5	(0.1)
Net earnings (loss)	1.3	(0.6)

Results of Operations

Period Ended July 31, 2006 Compared to Period Ended July 31, 2005

Overview

Net Sales. Net sales for the period ended July 31, 2006 increased 1% to $227.1 million from $224.4 million in the same period in the prior fiscal year. This increase is predominantly the result of a 7% sales price increase realized on our North American converted products as well as a 6% increase in sales price (excluding the effects of foreign currency exchange rates) and a 2% increase in volumes in our International mills. These positive factors were partially offset by an 8% decrease in sales price and a 7% decrease in the volume of recovered paper sold to third parties.

Cost of Sales. Cost of sales for the quarter ended July 31, 2006 was $196.6 million, a decrease of 1%, or $2.5 million, from $199.1 million during the quarter ended July 31, 2005. This decrease was primarily driven by the sale of certain air emission credits at one of our California locations, also aided by $2.0 million of lower freight charges in our Paperboard segment and a 3% decrease in the recovered paper cost per ton of paperboard produced in our North American paperboard mills. Partially offsetting these positive factors were a 9% increase in raw material paperboard costs in our converting operations and 70% higher energy costs in our International segment.

Restructuring and Impairments. We recorded restructuring charges of $0.2 million during the quarter ended July 31, 2006 as compared to $0.8 million during the quarter ended July 31, 2005, a decrease of 82%. Current year expenses represent costs to exit previously shut down locations in our Converted Products and Paperboard segments.

SG&A. SG&A remained constant at $20.1 million in both the quarters ended July 31, 2006 and 2005 as lower compensation costs within unallocated corporate expenses were offset by the recording of an environmental reserve as described below in the Paperboard segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Operating Income. Operating income for the quarter ended July 31, 2006 was $10.3 million, a 137% increase over the $4.3 million in the quarter ended July 31, 2005, primarily due to a $3.3 million gain from the sales of certain air emission credits, as well as lower restructuring costs, partially offset by higher energy costs. Additionally, our operating income was negatively affected by our incurring approximately $0.5 million of additional expenses, split equally between Cost of sales and SG&A, due to a strike at one of our Converted Products facilities which began on June 4, 2006 and ended on July 22, 2006.

Paperboard

Net sales in the Paperboard segment decreased by $4.5 million, or 4%, to $111.6 million for the quarter ended July 31, 2006 compared to $116.1 million in the quarter ended July 31, 2005. This decrease resulted primarily from an 8% decrease in sales price and a 7% decrease in the volume of recovered paper sold to third parties. These decreases were partially offset by a 3% increase in the sales price and a 1% increase in the volume of our mill recycled paperboard.

Cost of sales decreased $10.1 million, or 10%, from $101.9 million in the period ended July 31, 2005 to $91.8 million in the current period. The decrease was the result of several items: a $2.0 million decrease in total freight costs, a 3% decrease in the recovered paper cost per ton of paperboard produced in our paperboard mills and a $3.3 million gain from the sales of certain air emission credits at one of our California locations. These decreases to cost of sales were partially offset by an 8% increase in energy costs per ton of paperboard produced in our paperboard mills and the 1% volume increase noted in the above paragraph.

Restructuring costs remained flat at $0.1 million with current year charges comprised of costs to exit previously shut down locations.

Our mill utilization rates dropped slightly to 97% in the quarter ended July 31, 2006 compared to 98% in the quarter ended July 31, 2005 due to the timing of scheduled maintenance shutdowns.

SG&A increased 2%, or $0.1 million, from $8.0 million in the quarter ended July 31, 2005 to $8.1 million in the quarter ended July 31, 2006. This increase primarily resulted from our recording of an environmental reserve after being named a potential responsible party by the EPA in relation to the Lower Passaic River Study Area, partially offset by decreased fixed costs due to the closure of our Natick mill in November 2005.

Operating Income for the Paperboard segment increased 88%, or $5.4 million, to $11.6 million in the quarter ended July 31, 2006 from $6.2 million in the quarter ended July 31, 2005, primarily due to the sales of certain air emission credits, higher sales prices and volumes in our paperboard mills, a decrease in freight costs and lower recovered paper cost per ton of paperboard produced.

Converted Products

Net sales in the Converted Products segment increased 5%, or $3.4 million, to $72.5 million from $69.1 million during the quarters ended July 31, 2006 and 2005, respectively. This increase is due to a 7% increase in sales price partially offset by a 1% decrease in volume.

Cost of sales increased $3.0 million, or 5%, to $68.1 million in the quarter ended July 31, 2006 when compared to the quarter ended July 31, 2005, attributable to a 9% increase in raw material paperboard costs and $0.3 million in additional strike-related costs.

Restructuring costs decreased 92% to $0.1 million in the quarter ended July 31, 2006 as compared to $0.5 million in the quarter ended July 31, 2005. Current and prior-year charges reflect costs to exit previously shut down locations.

SG&A expenses remained flat when comparing the quarters ended July 31, 2006 and 2005, despite the absorption of approximately $0.3 million in strike-related costs.

Operating loss decreased 57%, from a loss of $1.6 million in the quarter ended July 31, 2005 to a loss of $0.7 million in the quarter ended July 31, 2006. The improvement was due to an increase in sales price as well as lower restructuring costs and would have been greater if not for the additional expenses related to the strike.

International

Net sales in the International segment increased by $3.8 million, or 10%, to $43.0 million in the quarter ended July 31, 2006 compared to $39.2 million in the quarter ended July 31, 2005. Excluding the effects of foreign currency exchange

THE NEWARK GROUP, INC. AND SUBSIDIARIES

rates, our international mill sales price increased 6% while our international converting sales price decreased 15%. Additionally, the net increase in sales was positively affected by a 2% increase in mill volume as well as the weakening US dollar, as the average US dollar/Euro exchange rate during the current quarter was 1.27 versus 1.23 in the quarter ended July 31, 2005. These positive factors were partially offset by a 4% volume decrease in our converting operations, due to adverse weather conditions negatively affecting the agricultural market.

Cost of sales in the International segment was $36.6 million for the quarter ended July 31, 2006, an increase of 14%, or $4.5 million, as compared to the quarter ended July 31, 2005. This increase was spurred by a 70% increase in total energy costs mainly due to the surge in natural gas prices in Western Europe, a 20% increase in recovered paper costs per ton of paperboard produced in our International mills and the increase in mill volumes, partially offset by the lower converting volumes.

SG&A in the International segment increased $0.1 million, mainly the result of the weakening US dollar in relation to the Euro. Excluding the effects of foreign currency exchange rate fluctuations, SG&A expenses rose 1%.

Operating income for the International segment decreased $0.8 million to $3.0 million in the quarter ended July 31, 2006 compared to income of $3.8 million in the quarter ended July 31, 2005. This decrease is the result of the large rise in energy and recovered paper per ton of paperboard produced costs more than offsetting the mill sales price increase.

Corporate

Unallocated corporate expense decreased $0.4 million, or 10%, from $4.0 million in the quarter ended July 31, 2005 to $3.6 million in the quarter ended July 31, 2006. This decrease is the result of a $0.2 million decrease in compensation expense and a $0.2 million loss from the sale of certain real estate that was recognized in the prior year.

Other (Expense) Income

Interest expense increased from $6.3 million in the quarter ended July 31, 2005 to $6.9 million in the quarter ended July 31, 2006, primarily due to higher interest rates on our variable rate debt. Average outstanding borrowings increased from $260.1 million during the quarter ended July 31, 2005 to $277.0 million during the quarter ended July 31, 2006.

Excluding interest expense, Other (expense) income—net increased from income of $0.3 million to $0.7 million when comparing the quarters ended July 31, 2005 and 2006, respectively. This increase in Other income is mainly the result of a decrease in other expenses.

Income Tax Expense (Benefit)

During the quarter ended July 31, 2006, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions as those jurisdictions are current taxpayers and have taxable income.

Net Income

In summary, we had net income of $2.9 million in the quarter ended July 31, 2006 versus a net loss of $1.4 million in the quarter ended July 31, 2005. This positive swing in earnings was affected by a gain of $3.3 million from the sales of air emission credits, lower restructuring costs, increases in our domestic converting and international mill sales prices, as well as the net positive impact of changes in the US dollar/Euro exchange rates. These positive factors were partially offset by increased energy and recovered paper prices in our international operations, lower volumes in our international converting operations and a decrease in the sales price and volume of recovered paper sold to third parties.

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders, and finance working capital requirements as well as other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources, and any replacement senior credit facility, will be sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

Capital Expenditures. Our total capital expenditures were $3.8 million and $3.3 million in the quarters ended July 31, 2006 and 2005, respectively. We expect fiscal 2007 capital expenditures to be under $25.0 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Borrowings

At July 31, 2006, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

July 31, 2006
Senior revolving credit facility(1)	$21.3
9.75 % Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	67.5
Other	9.2

Total debt	$273.0

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of July 31, 2006, we had approximately $83.3 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $21.3 million of other borrowings outstanding under the facility, leaving us with approximately $45.4 million available under the revolver. We are currently engaged in active discussions with our bank group regarding potential refinancing in advance of the March 2007 maturity date.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of July 31, 2006, we were in compliance with these financial covenants.

In March 2004, we completed an offering of $175.0 million of 9.75% senior subordinated notes (the “Notes”) with a maturity date of March 12, 2014. We pay interest semi-annually on March 15 and September 15 of each year. We cannot redeem the Notes before March 15, 2009, except as described below. On or after that date, we may redeem them at specified prices. However, on or before March 15, 2007, we may redeem up to 35% of the original principal amount of the Notes at 109.75% of their face amount, plus accrued interest, with money we raise from certain public equity offerings. The Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

We are also parties to a series of cross-currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At July 31, 2006 the fair value of the 2001 Swaps represented a liability of $16.9 million.

Additionally, in our effort to manage costs, we have entered into several energy hedges. At July 31, 2006 the fair value of these hedges was a liability of $1.2 million.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2007 (1,2)	$23.9
2008	2.9
2009	2.9
2010	3.0
2011	3.2
Thereafter	237.1

$273.0

(1)	Represents remaining obligations for the fiscal year ended April 30, 2007.
(2)	Includes $21.3 million due under revolving credit facility.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Cash Flow

Net cash provided by operating activities

In the quarters ended July 31, 2006, and 2005, we generated cash from operating activities of $20.6 million and $6.9 million, respectively. This increase in cash generated from operations was predominantly affected by the following: (i) a $4.3 million positive change in net earnings, mainly due to the sales of certain air emission credits, which was offset by $3.3 million for the related receivable, (ii) the current year receipt of $1.7 million in dividends from equity investments in affiliates, (iii) a $5.2 million increase in changes in accounts payable and accrued expenses more than offsetting a $2.3 decrease in changes in accounts receivable, some of which is attributable to the cost of recovered paper we sell to third parties, (iv) a $1.2 million positive change due to the prior year pre-payment of our property and casualty insurance premiums, (v) $1.2 million derived primarily from the current year receipt of funds from hurricane-related insurance claims and (vi) a $1.2 million change in inventories as our mills shipped more out of inventory to meet customer demand.

Net cash used in investing activities

In the quarters ended July 31, 2006 and 2005, we used $3.5 million and $2.3 million of cash, respectively, in investing activities. This increase over last year was primarily to the result of $0.5 million of additional capital expenditures in the current period together with $0.7 million less proceeds from the sale of property, plant and equipment.

Net cash used in financing activities

In the quarters ended July 31, 2006 and 2005, we used cash in financing activities of $12.2 million and $2.2 million, respectively. This increased use of cash is due to the $6.3 million increase in debt repayments and a $3.7 million decrease in cash overdrafts.

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

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the three-month period ended July 31, 2006.

Pension

Our defined benefit pension plans are accounted for in accordance with FAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return

THE NEWARK GROUP, INC. AND SUBSIDIARIES

on plan assets and the level of compensation increases. Our assumptions are described in Note 14 to our Annual Report on Form 10-K for the year ended April 30, 2006. At April 30, 2006, the discount rate was raised to 6.3% from 5.7%. A change of 1% in this discount rate would create an impact to the statement of operations of approximately $1.5 million. This discount rate is based upon the demographics of the plans’ participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. As of April 30, 2006, this assumed rate of return was 9.2%. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.8 million. The level of compensation increase is established by management, and has the smallest direct impact of the three assumptions on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense was $5.3 million in 2005 and $4.7 million in 2006 and is expected to be approximately $4.7 million in 2007.

Goodwill

Effective May 1, 2002, we adopted FAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2006 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts on which we have information that the customer may be unable to meet its financial obligation, (e.g. bankruptcy), a provision is recorded at time of occurrence. For all other accounts, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of $0.3 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

Stock-based Compensation

Effective May 1, 2006, we adopted FAS 123(R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the our condensed consolidated statements of operations. According to the provision within FAS 123(R), we are considered a non-public entity as we only have debt securities trading in the public market as opposed to equity securities. This pronouncement must be adopted by non-public companies on an interim basis for fiscal years beginning after December 15, 2005. FAS 123(R) allows non-public companies the ability to elect to measure its liability awards at their intrinsic value through the date of settlement, and we elected to continue to measure our liability awards at intrinsic value instead of fair value. Prior to the adoption of FAS 123(R), we had accounted for employee stock options and stock appreciation rights in accordance with the guidance provided in FAS 123. We adopted the provisions of FAS 123(R) using the prospective method effective May 1, 2006. As such, there was no accounting effect on any outstanding awards and the adoption of FAS 123(R) did not have a material effect on our condensed consolidated financial statements. At this time, we have two share-based payment plans covered by FAS 123(R), as described below.

We have a non-qualifying Stock Option Plan (the “Plan”) under which we are authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the put value of our common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled. We have a second employee stock compensation plan under which we grant SARs without options to certain employees.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

As of April 30, 2006, we had recorded a full valuation allowance on our deferred tax assets for US federal income tax purposes and will maintain such allowance until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowance on a quarterly basis.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 10 to our Annual Report on Form 10-K for the year ended April 30, 2006.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a ($13.0) million effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a ($10.2) million effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At July 31, 2006, the fair value of the 2001 Swaps represented a liability of $16.9 million and the results of hedge ineffectiveness related to these swap agreements during the three months ended July 31, 2006 and 2005 were a de minimis loss and a gain of $0.2 million, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, or approximately 50 basis points, it would have approximately a ($0.5) million effect on net earnings on an annual basis.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures.

In connection with the filing of both our Annual Report on Form 10-K for the year ended April 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, we carried out evaluations under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective solely because of the material weakness described below.

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

To remediate this deficiency, we have hired additional personnel who are in the process of evaluating and monitoring compliance of our accounting practices.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company’s shareholders was held on July 21, 2006, at which time the shareholders elected the following slate of nominees as the Board of Directors: Robert H. Mullen, Edward K. Mullen, Martin A. Chooljian, Joseph S. DiMartino, Benedict M. Kohl and Fred H. Rohn. Fred G. von Zuben, who had retired as Chairman of the Board in 2005, was not renominated to the Board by mutual consent. There were 3,634,080 shares of outstanding Company capital stock entitled to vote at the meeting and each of the nominees was elected unanimously.

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
Date: September 13, 2006

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)
Date: September 13, 2006

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)