Form 10-Q
period 2006-10-31
NEWARK GROUP, INC
filed 2006-12-15
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

The number of common shares outstanding at October 31, 2006 was 3,634,080.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF OCTOBER 31, 2006 AND APRIL 30, 2006

(Dollars in Thousands, Except Share Data)

	October 31, 2006	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,876	$6,688
Marketable securities	34	—
Accounts receivable (less allowance for doubtful accounts of $4,226 and $5,784, respectively)	111,706	112,856
Inventories	65,065	69,073
Other current assets	6,882	6,522
Assets held for sale	948	—

Total current assets	193,511	195,139

RESTRICTED CASH	259	134
PROPERTY, PLANT AND EQUIPMENT – Net	300,725	307,207
GOODWILL	46,949	46,761
LONG-TERM INVESTMENTS	17,006	17,233
OTHER ASSETS	15,443	16,733

TOTAL ASSETS	$573,893	$583,207

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,249	$81,564
Current maturities of debt	22,486	31,844
Income taxes and other taxes payable	3,269	3,067
Accrued salaries and wages	14,923	14,124
Other accrued expenses	13,317	11,466

Total current liabilities	134,244	142,065

SENIOR DEBT	66,421	68,190
SUBORDINATED DEBT	180,493	180,967
DEFERRED INCOME TAXES	7,246	5,775
PENSION OBLIGATION	17,705	17,690
SWAP OBLIGATION	12,396	16,269
OTHER LIABILITIES	5,974	6,063
MINORITY INTEREST	—	91

Total liabilities	424,479	437,110

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (648,279 shares)	27,911	27,911

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	188,413	184,702
Accumulated other comprehensive loss	(6,291)	(5,897)
Treasury stock, 2,370,920 shares at cost	(61,053)	(61,053)

Total permanent stockholders’ equity	121,503	118,186

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$573,893	$583,207

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
NET SALES	$231,696	$217,898	$458,804	$442,341
COST OF SALES	202,344	193,881	398,908	393,012

Gross profit	29,352	24,017	59,896	49,329

OPERATING EXPENSES:
Selling, general and administrative	20,977	19,864	41,078	40,003
Restructuring and impairments	293	417	447	1,249

Total operating expenses	21,270	20,281	41,525	41,252

OPERATING INCOME	8,082	3,736	18,371	8,077

OTHER (EXPENSE) INCOME:
Interest expense	(6,827)	(6,613)	(13,770)	(12,870)
Interest income	95	52	156	53
Equity in income of affiliates	632	434	1,314	1,012
Other income (expense) – net	117	(124)	65	(426)

Total other expense	(5,983)	(6,251)	(12,235)	(12,231)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	2,099	(2,515)	6,136	(4,154)
INCOME TAX EXPENSE (BENEFIT)	1,289	(1,276)	2,425	(1,561)

NET EARNINGS (LOSS)	$810	$(1,239)	$3,711	$(2,593)

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$3,711	$(2,593)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	17,105	17,278
Impairment of assets	40	393
(Gain) loss on sale of property, plant and equipment	(173)	225
Equity in income of affiliates	(1,314)	(1,012)
Loss (gain) due to hedge ineffectiveness	16	(210)
Proceeds from dividends paid by equity investments in affiliates	1,656	—
Deferred income tax expense (benefit)	1,340	(3,261)
Other	—	165

Changes in assets and liabilities:
Decrease in accounts receivable	1,391	10,408
Decrease (increase) in inventories	4,135	(4,661)
Increase in other current assets	(409)	(1,732)
Decrease (increase) in other assets	371	(792)
Increase (decrease) in accounts payable and accrued expenses	5,375	(1,720)
Decrease in other liabilities	(4,037)	(1,984)

Net cash provided by operating activities	29,207	10,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,685)	(8,312)
Proceeds from sale of property, plant and equipment	391	1,084
Increase in restricted cash	(125)	(125)

Net cash used in investing activities	(9,419)	(7,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(11,679)	(2,174)
Changes in cash overdraft	(5,676)	3,732

Net cash used in financing activities	(17,355)	1,558

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(245)	(997)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,188	3,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,688	5,692

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,876	$9,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,512	$12,865

Income Taxes:
Paid	$903	$1,054

(Refunded)	$(5)	$—

Note issued in connection with stock repurchase	$—	$7,875

Net change in accrued purchases of property, plant and equipment	$1,066	$558

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2006

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2006	$118,186	$(5,897)	$(61,053)	$184,702	$374	$60
Net income	3,711	—	—	3,711	—	—	$3,711
Other comprehensive income:
Foreign currency translation adjustments	49	49	—	—	—	—	49
Change in fair value of cash flow hedges	(443)	(443)	—	—	—	—	(443)

BALANCE OCTOBER 31, 2006	$121,503	$(6,291)	$(61,053)	$188,413	$374	$60	$3,317

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company’s annual report on Form 10-K.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $650 and $6,326 as of October 31, 2006 and April 30, 2006, respectively.

Environmental – The Company is subject to extensive federal, state and local environmental laws and regulations, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with FAS 5, “Accounting for Contingencies” and Statement of Position 96-1 “Environmental Remediation Liabilities”. Additionally, from time to time, the Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the investigation, correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. Costs associated with environmental obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable (see Note 9).

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” (“SAB 108”) SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment and is effective for fiscal years ending after November 15, 2006. The Company has determined that SAB 108 will have no impact on its financial statements in fiscal 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157 (“FAS 157”), “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 has expanded the disclosure requirements for pension plans and other post-retirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required changes to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the year ended April 30, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end is effective for the Company for the fiscal year ended April 30, 2009. The Company is currently evaluating the impact this statement will have on its financial statements.

Effective May 1, 2006, the Company adopted FAS 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s condensed consolidated statements of operations. According to FAS 123(R), the Company is considered a non-public entity as the Company only has debt securities, as opposed to equity securities, trading in the public market. This pronouncement must be adopted by non-public companies on an interim basis for fiscal years beginning after December 15, 2005. FAS 123(R) allows non-public companies the ability to elect to measure its liability awards at their intrinsic value through the date of settlement, and the Company elected to continue to measure its liability awards at intrinsic value instead of fair value. Prior to the adoption of FAS 123(R), the Company had accounted for employee stock options and stock appreciation rights in accordance with the guidance provided in FAS 123. The Company adopted the provisions of FAS 123(R) using the prospective method effective May 1, 2006. As such, there was no accounting effect on any outstanding awards and the adoption of FAS 123(R) did not have a material effect on the Company’s condensed consolidated financial statements. At this time, the Company has two share-based payment plans covered by FAS 123(R), as described below.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Stock Option Plan

	Three Months Ended October 31, 2006		Six Months Ended October 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	25,000	$41.93	25,000	$41.93
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	25,000	41.93	25,000	41.93

Options exercisable at period-end	17,500	$39.25	17,500	$39.25

Weighted-average fair value of options granted during the period		$—		$—

There were no options exercised in either of the periods ended October 31, 2006 or 2005.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2006. The exercisable options have a weighted average remaining contractual life of 2.6 years.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
10,000	1	$33.93	10,000	$33.93
5,000	3	42.72	3,500	42.72
10,000	6	49.53	4,000	49.53

25,000	3.4	41.93	17,500	39.25

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. The outstanding SARs have a weighted average remaining contractual life of 3.1 years and the exercisable SARs have a weighted average remaining contractual life of 2.6 years.

	Three Months Ended October 31, 2006		Six Months Ended October 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	112,000	$47.03	122,500	$47.04
Granted	4,000	43.05	4,000	43.05
Exercised	—	—	—	—
Forfeited	(3,000)	48.01	(13,500)	47.39
Outstanding at end of period	113,000	46.86	113,000	46.86
SARs exercisable at period-end	60,152	47.79	60,152	47.79
Weighted-average fair value of SARs granted during the period		$43.05		$43.05

No compensation cost was recorded in either of the periods ended October 31, 2006 or 2005. Options and SARs that vested during the six months ended October 31, 2006 and 2005 had no intrinsic value since the grant price exceeded the put value of Company common stock.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In November 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 151, “Inventory Costs” (“FAS 151”). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period expense rather than as part of inventory costs. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effects of this statement are required to be reflected in financial statements for fiscal years beginning after June 15, 2005, although application is permitted in fiscal years beginning after November 2004. The Company’s adoption of the provisions of FAS 151 effective May 1, 2006 had no effect on its inventory valuation methodologies or results of operations.

3.	INVENTORIES

Inventories consist of the following:

	October 31, 2006	April 30, 2006
Raw Materials	$26,032	$24,612
Finished Goods	35,712	41,135
Other Manufacturing Supplies	3,321	3,326

	$65,065	$69,073

4.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, MA where the paperboard mill the Company closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale is expected to be completed within one year from the execution of the Agreement. The net book value of these assets is $636 and is reflected as Assets held for sale on the condensed consolidated balance sheet.

During the quarter ended October 31, 2006, the Company agreed to sell the Company’s Kountze, TX property. This property was home to a facility in the Converted Products segment before it was shut down in June 2004 following continuing operating losses. The closing on the property sale is expected to be completed within one year of October 31, 2006. The net book value of these assets is $312 and is reflected as Assets held for sale on the condensed consolidated balance sheet.

5.	LONG-TERM DEBT

	October 31, 2006	April 30, 2006
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	17,816	25,415
Industrial Revenue Bonds (3)	67,465	69,040
Subordinated Notes (4)	6,561	7,155
All other (5)	2,558	4,391

Total Debt	269,400	281,001
Less Current Portion	(22,486)	(31,844)

Long-Term Debt	$246,914	$249,157

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks, and we are currently engaged in active discussions with our bank group regarding potential refinancing in advance of the March 2007 maturity date. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, the usage of which reduces

THE NEWARK GROUP, INC. AND SUBSIDIARIES

borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of October 31, 2006 the Company has $81,978 in letters of credit obligations outstanding ($68,539 of which has been used to enhance security for the industrial revenue bonds), $17,816 in loans outstanding and $50,206 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following (1) the prime rate plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rate of interest (including credit spread) as of October 31, 2006 was 5.86% for the Company’s EURIBOR denominated debt; there were no outstanding LIBOR denominated borrowings at October 31, 2006. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the condensed consolidated balance sheets.

(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,500, Mobile IRB of $4,560, Ohio IRB of $15,500, and Massachusetts IRBs of $45,905 as of October 31, 2006. During the six months ended October 31, 2006, the remaining balance on the Natick IRB was paid. These bonds are variable rate demand bonds with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 6.19% to 7.94% (including letter of credit fee) and are reset every seven days. This debt is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman (see Note 11), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2006, the remaining balance on the note is $6,202. The Company had previously issued a separate subordinated note to a stockholder in exchange for the stockholder’s shares of common stock. That note bears interest at the rate of 5% per year, payable quarterly. As of October 31, 2006, the amount outstanding on that note is $359 and is due June 2007. The debt associated with these notes is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes $39 and $1,530 of borrowings on a line of credit and discounted bills pending collection, respectively, from the Company’s International operations. It also includes a loan with Toronto Dominion Bank for $989. The loan bears interest at the prime rate plus 0.75% (the prime rate is 8.25% as of October 31, 2006), is payable monthly through May 2015 and is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.

The Company’s senior secured revolving credit facility requires that the Company satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30,000 maximum level of annual capital expenditures and certain leverage ratios. At October 31, 2006, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as inventories, certain real estate and 65% of the Company’s foreign subsidiaries’ stock.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At October 31, 2006 and April 30, 2006, the fair value of the swaps represented a liability of $12,396 and $16,269, respectively, the decrease resulting from a scheduled principal payment and the effects of the change in foreign currency exchange rates. Relating to hedge ineffectiveness, the Company has recognized a loss of $16 and income of $210 within Other (expense) income – net on the condensed consolidated statements of operations during the six months ended October 31, 2006 and 2005, respectively.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Service Cost	$372	$998	$1,580	$2,160
Interest Cost on Projected Benefit Obligation	2,014	1,984	3,619	3,538
Expected Return on Assets (Gain) Loss	(2,335)	(2,481)	(4,150)	(4,000)
Net Amortization	52	575	468	917

Net Pension Expense	$103	$1,076	$1,517	$2,615

The Company estimates a cash contribution to its domestic pension plans of approximately $10,000 during fiscal year ending April 30, 2007 and has made a contribution of $1,600 towards that $10,000 total during the six months ended October 31, 2006. As of October 31, 2006, 70% of the plan’s assets were in equity investments, 12% in fixed-income securities and 18% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Service Cost	$8	$47	$16	$95
Interest Cost on Projected Benefit Obligation	39	59	78	117
Expected Return on Assets (Gain) Loss	(34)	(54)	(68)	(107)
Net Amortization	(8)	—	(16)	—

Net Pension Expense	$5	$52	$10	$105

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended October 31, 2006 and 2005:

Fiscal 2007 Restructuring

The Paperboard segment incurred $74 of expenses related to the maintenance of two facilities closed in prior years. The Converted Products segment incurred $192 of dismantling costs, $145 of which related to the net buyout of the remaining lease term on a previously shut down facility, as well as $27 of non-cash impairment on equipment at the same facility.

Fiscal 2006 Restructuring

Dismantling costs in the Paperboard segment relate to costs to exit two facilities closed in prior periods. The severance costs and asset impairment charges for the quarter related to our mill in Natick, MA. Upon closure, there were 58 severed employees, primarily representing the hourly workforce. The decision to close the mill was made based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The Converted Products segment incurred exit costs at two facilities closed in prior periods.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
October 31, 2006
Dismantling, Mothballing & Other	$74	$192	$266
Asset Impairment	—	27	27

Total Charges	$74	$219	$293

October 31, 2005
Severance	$146	$—	$146
Dismantling, Mothballing & Other	101	37	138
Asset Impairment	115	18	133

Total Charges	$362	$55	$417

For the Six Months Ended October 31, 2006 and 2005:

Fiscal 2007 Restructuring

The Paperboard segment incurred $185 of expenses related to the maintenance of two facilities closed in prior years. The Converted Products segment incurred $235 of dismantling costs, where $145 of the total related to the net buyout of the remaining lease term on a previously shut down facility and $23 of the total related to building repairs, as well as $27 of non-cash impairment on equipment.

Fiscal 2006 Restructuring

The Paperboard segment incurred $236 of expenses related to the maintenance of three facilities closed in prior years. The remaining $261 in this segment was comprised of severance costs and asset impairment charges related to the closure of our Natick, MA facility. Within the Converted Products segment, the majority of both dismantling and impairment charges related to a facility which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within corporate represented the loss on the sale of a previously restructured facility in Greenville, SC. Gross proceeds on the sale were $1,078.

The components of the Company’s plant restructuring and impairments incurred for the six months ended:

	Paperboard	Converted Products	Corporate	Total
October 31, 2006
Dismantling, Mothballing & Other	$185	$235	$—	$420
Asset Impairment	—	27	—	27

Total Charges	$185	$262	$—	$447

October 31, 2005
Severance	$146	$—	$—	$146
Dismantling, Mothballing & Other	236	308	166	710
Asset Impairment	115	278	—	393

Total Charges	$497	$586	$166	$1,249

The following table summarizes the Company’s accruals for plant restructuring costs:

Dismantling, Mothballing & Other Costs
April 30, 2006 Accrual Balance	$180
Restructuring Charges for the Six Months Ended October 31, 2006	420
Amounts Paid Against 2006 Accruals	(180)
Amounts Paid Against 2007 Accruals	(129)

October 31, 2006 Accrual Balance	$291

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2006 (1)	Costs for the Six Months Ended October 31, 2006	Estimated Costs to Complete Initiatives as of October 31, 2006	Total Estimated Costs of Initiatives as of October 31, 2006
Paperboard	$15,645	$185	$1,100	$16,930
Converted Products	2,159	262	100	2,521

	$17,804	$447	$1,200	$19,451

(1)	Of the $17,804 in cumulative restructuring costs, $7,972 were non-cash charges related to asset impairment.

8.	INCOME TAXES

During the six months ended October 31, 2006, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions in which we have taxable income.

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

The Massachusetts Attorney General’s Office has asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. The Company has agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $575 and agreeing to certain injunctive relief. The Company had previously accrued a minimal amount in relation to these assertions, but based on new information, accrued the remainder of the $575 in the quarter ended October 31, 2006.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 50 potentially responsible parties (“PRPs”) named thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the LPRSA. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to pay $250 toward the costs of the study. By joining the Group, the Company would also share in certain past and on-going legal fees and other costs of the Group. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, the Company believes any releases from its now-closed site to be de minimis in comparison; however, it is not

THE NEWARK GROUP, INC. AND SUBSIDIARIES

possible at this time to predict that outcome with certainty or to estimate the Company’s ultimate liability in the matter, including any liability for natural resource damages. Given the uncertainty, the Company, by letter dated June 16, 2006, informed the EPA of its intent to enter into the arrangement with the EPA and the Group and accrued the required $250 contribution during the first quarter.

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Sales (aggregate):
Paperboard	$154,116	$148,442	$305,796	$302,564
Converted Products	77,076	70,893	151,401	142,033
International	39,799	36,915	82,767	76,097

Total	$270,991	$256,250	$539,964	$520,694

Less sales (inter-segment):
Paperboard	$(37,373)	$(36,487)	$(77,405)	$(74,483)
Converted Products	(1,922)	(1,891)	(3,755)	(3,898)
International	—	26	—	28

Total	$(39,295)	$(38,352)	$(81,160)	$(78,353)

Sales (external customers):
Paperboard	$116,743	$111,955	$228,391	$228,081
Converted Products	75,154	69,002	147,646	138,135
International	39,799	36,941	82,767	76,125

Total	$231,696	$217,898	$458,804	$442,341

Operating Income:
Paperboard	$9,684	$4,668	$21,273	$10,820
Converted Products	(957)	(657)	(1,655)	(2,281)
International	3,308	3,773	6,322	7,624

Total Segment Operating Income	12,035	7,784	25,940	16,163

Corporate Expense	3,953	4,048	7,569	8,086

Total Operating Income	8,082	3,736	18,371	8,077

Interest Expense	(6,827)	(6,613)	(13,770)	(12,870)
Interest Income	95	52	156	53
Equity in Income of Affiliates	632	434	1,314	1,012
Other Income (Expense), Net	117	(124)	65	(426)

Earnings (Loss) from Continuing Operations Before Income Taxes	2,099	(2,515)	6,136	(4,154)
Income Tax Expense (Benefit)	1,289	(1,276)	2,425	(1,561)

Earnings (Loss) from Continuing Operations	$810	$(1,239)	$3,711	$(2,593)

Depreciation and Amortization:
Paperboard	$5,948	$5,721	$11,793	$11,437
Converted Products	1,267	1,319	2,569	2,624
International	829	1,062	1,653	2,125
Corporate	546	544	1,090	1,092

Total	$8,590	$8,646	$17,105	$17,278

Purchases of Property, Plant and Equipment:
Paperboard	$4,661	$4,024	$7,275	$6,513
Converted Products	322	710	552	1,030
International	879	185	1,823	629
Corporate	9	129	35	140

Total	$5,871	$5,048	$9,685	$8,312

			October 31, 2006	April 30, 2006
Identifiable Assets:
Paperboard			$322,456	$332,664
Converted Products			93,775	94,812
International			138,995	138,766
Corporate			18,667	16,965

Total			$573,893	$583,207

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	October 31, 2006	October 31, 2005
Sales to Unaffiliated Customers
United States	$370,694	$361,024
Europe	82,767	76,125
Canada	5,343	5,192

Total	$458,804	$442,341

	October 31, 2006	April 30, 2006
Net Property, Plant and Equipment, Goodwill and Intangibles

United States	$281,767	$288,273
Europe	58,752	58,298
Canada	7,175	7,416

Total	$347,694	$353,987

11.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by the Company’s current Chief Executive Officer (“CEO”) and former CEO. For each of the three-month periods ended October 31, 2006 and 2005, the amount paid to that company under the lease was $174.

On July 5, 2005, pursuant to a May 1, 1980 agreement, as amended, the Company’s former CEO “put” the 198,000 shares of the Company’s common stock owned by him to the Company. This “put” required the reclassification of the value of these shares on the condensed consolidated balance sheet from Temporary Equity to Subordinated Debt (see Note 5).

The paperboard mills in our International segment purchased approximately $5,607 and $4,379 of raw material from affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2006 and 2005, respectively.

The International segment also recorded sales of approximately $1,347 and $1,064 to two affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2006 and 2005, respectively.

The Company paid approximately $2,689 and $2,533 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the six-month periods ended October 31, 2006 and 2005, respectively.

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

Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost, energy costs and freight costs. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption.

Sales volumes are also impacted by the highly competitive environment in which we operate. Overcapacity has plagued the paperboard industry over the last seven years, leading to numerous mill shutdowns. In September 2005, we announced the closure of our Natick, MA mill, which represented the sixth mill we have closed over the past five years. As a result of these closures, and a shift of business to our other mills, our paperboard mills’ capacity utilization rate has risen from a low of 89% in 2002 to 96% for the six-month period ended October 31, 2006, which is slightly higher than the 95% utilization rate during the six-month period ended October 31, 2005.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced rose from $99 per ton in 2004 to $116 per ton in 2005, before dropping to $108 per ton in 2006. Average per ton recovered paper costs per ton of paperboard produced were $118 for the quarter ended October 31, 2006 as compared to $113 per ton in the quarter ended October 31, 2005, an increase of 4%. The $118 per ton in the current quarter also represents a 9% increase from average fiscal 2006 per ton costs of $108.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $88, $73 and $68 per ton of paperboard produced in fiscal years 2006, 2005 and 2004, respectively, as compared to $43 per ton in 2000. This increase is primarily due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may remain at an elevated level in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Although energy prices remain at elevated levels, our average per ton energy cost per ton of paperboard produced in our North American mills for the six months ended October 31, 2006 decreased 1% when compared to the six months ended October 31, 2005, to $83 per ton of paperboard produced. Escalating energy costs in Western Europe, particularly relating to natural gas, continue to have a negative impact in our International segment. Energy costs in this segment increased 53% to an average of €53 per ton of paperboard produced in the six-month period ended October 31, 2006 compared to €34 per ton in the six-month period ended October 31, 2005.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. During our second quarter ended October 31, 2005, in an effort to offset increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments. This surcharge was replaced with a permanent price increase of approximately the same amount in February 2006. Additionally, a price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers. As a result, when comparing the six months ended October 31, 2006 to the same period in the prior year, sales price for our paperboard and converted products has increased 2% and 5%, or $9 per ton and $47 per ton, respectively.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2006	2005	2006	2005
Net Sales
Paperboard	$116,743	$111,955	$228,391	$228,081
Converted Products	75,154	69,002	147,646	138,135
International	39,799	36,941	82,767	76,125

Total	$231,696	$217,898	$458,804	$442,341

Cost of Sales
Paperboard	$98,698	$98,678	$190,541	$200,533
Converted Products	70,629	64,571	138,759	129,739
International	33,017	30,632	69,608	62,740

Total	$202,344	$193,881	$398,908	$393,012

Restructuring
Paperboard	$74	$362	$185	$497
Converted Products	219	55	262	586
Corporate	—	—	—	166

Total	$293	$417	$447	$1,249

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
SG&A
Paperboard	$8,287	$8,246	$16,392	$16,231
Converted Products	5,263	5,033	10,280	10,091
International	3,474	2,536	6,837	5,761
Corporate	3,953	4,049	7,569	7,920

Total	$20,977	$19,864	$41,078	$40,003

Operating Income (Loss)
Paperboard	$9,684	$4,668	$21,273	$10,820
Converted Products	(957)	(657)	(1,655)	(2,281)
International	3,308	3,773	6,322	7,624
Corporate	(3,953)	(4,048)	(7,569)	(8,086)

Total	$8,082	$3,736	$18,371	$8,077

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended October 31,		Six Months ended October 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.3	89.0	86.9	88.8
Selling, general and administration expenses	9.0	9.1	8.9	9.0
Restructuring and impairments	0.1	0.2	0.1	0.3
Operating income	3.5	1.7	4.0	1.8
Interest expense	2.9	3.0	3.0	2.9
Income tax expense (benefit)	0.6	(0.6)	0.5	(0.4)
Net earnings (loss)	0.3	(0.6)	0.8	(0.6)

Results of Operations

Six Months Ended October 31, 2006 Compared to Six Months Ended October 31, 2005

Overview

Net Sales. Net sales for the six months ended October 31, 2006 were $458.8 million, an increase of $16.5 million, or 4%, compared to $442.3 million for the six months ended October 31, 2005. This increase is predominantly the result of the increased sales prices on our worldwide paperboard and converted products and higher volumes in our North American segments, partially offset by lower volumes in our International converting operations.

Cost of Sales. Cost of sales for the six-month period ended October 31, 2006 was $398.9 million, an increase of 2% compared to $393.0 million for the six-month period ended October 31, 2005. This increase was driven by higher raw material costs in our North American converting operations and higher energy and recovered paper costs in our International segment more than offsetting a decrease due to the recognition of a gain from the sale of certain air emission credits at one of our California locations.

Restructuring and Impairments. Restructuring and impairment charges in the six months ended October 31, 2006 decreased 64% from the six months ended October 31, 2005, to $0.4 million from $1.2 million. Current year expenses include lease buy-out fees in our Converted Products segment and costs to exit previously shut down locations in our Converted Products and Paperboard segments. Included in the charges for the six months ended October 31, 2005 are non-cash impairment charges of $0.1 million related to our Natick, MA mill and $0.3 million for the impairment of a facility in our Converted Products segment, while there were minimal non-cash impairment charges in the same period in 2006.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A. SG&A increased 3% in the six months ended October 31, 2006 to $41.1 million as compared to $40.0 million in the six months ended October 31, 2005. This increase resulted mainly from the absorption of strike-related costs in our Converted Products segment and the recording of an insurance claim deductible in our International segment.

Operating Income. Operating income was 127% higher during the six-month period ended October 31, 2006 when compared to the six-month period ended October 31, 2005, or $18.4 million compared to $8.1 million, respectively. The main factors driving the increase were higher worldwide sales prices and North American volumes, a $3.3 million gain from the sale of certain air emission credits and with lower restructuring charges, partially offset by higher raw material and energy costs in our International segment.

Paperboard

Net sales in the Paperboard segment increased slightly to $228.4 million in the six months ended October 31, 2006 from $228.1 million in the six months ended October 31, 2005. Recycled paperboard volumes and sales prices were each higher by 2%, but were offset by a 5% decrease in the volume and a 3% decrease in the price of recovered paper sold to third parties.

Cost of sales decreased $10.0 million, or 5%, to $190.5 million in the six months ended October 31, 2006 from $200.5 million in the prior year six-month period. The major factors driving this decrease were a $3.9 million decrease in freight costs, a $3.3 million gain from the sale of certain air emission credits, a 5% decrease in the total cost of recovered paper and a 2% drop in energy costs.

Restructuring costs decreased 63% to $0.2 million in the six months ended October 31, 2006 from $0.5 million in the six-month period ended October 31, 2005. Current period charges represent costs to exit previously shut down locations while prior year charges largely related to the closure of our Natick, MA mill.

Our mill utilization rates increased to 96% during the six months ended October 31, 2006 as compared to 95% in the six months ended October 31, 2005. The prior year rate was partially affected by Hurricanes Dennis and Katrina causing the loss of 20 machine days at our Mobile, AL mill.

SG&A increased 1% in the six month period ended October 31, 2006 to $16.4 million due to the recording of a reserve resulting from negotiations with the state of Massachusetts regarding the alleged exceeding of allowable air emissions.

Operating income for the Paperboard segment increased 97%, from $10.8 million in the period ended October 31, 2005 to $21.3 million in the period ended October 31, 2006, the result of lower freight, energy and recovered paper costs, as well as the gain from the sale of certain air emission credits.

Converted Products

Net sales in the Converted Products segment were $147.6 million in the six months ended October 31, 2006, 7%, or $9.5 million, higher than the same six-month period in 2005. This increase is mainly due to a 5% increase in sales price and a 4% increase in volume.

Cost of sales also increased 7% to $138.8 million in the six months ended October 31, 2006, $9.1 million higher than $129.7 million in the six months ended October 31, 2005. Raw material paperboard costs caused the majority of the increase, rising $7.4 million or 9%, while freight costs increased 7% on a per ton basis.

Restructuring costs decreased 55% to $0.3 million in the six months ended October 31, 2006 from $0.6 million in the six months ended October 31, 2005. Current year charges are made up of net lease buy-out costs on a facility in Stockton, CA as well as costs to exit previously restructured facilities.

SG&A increased slightly to $10.3 million in the six-month period ended October 31, 2006 from $10.1 million in the six-month period ended October 31, 2005 primarily due to the absorption of strike-related costs.

Operating loss decreased 29%, from a loss of $2.3 million in the six months ended October 31, 2005 to a loss of $1.7 million in the six months ended October 31, 2006 due to higher sales prices and volumes and lower restructuring costs more than offsetting higher raw material paperboard and freight costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

International

Net sales in the International segment increased by $6.7 million, or 9%, to $82.8 million in the six months ended October 31, 2006 from $76.1 million in the six months ended October 31, 2005. Price increases of 11% and 10% in our mills and converting operations, respectively, more than offset a 4% decrease in converting volumes due to a weakened agricultural season. Excluding the effects of foreign currency exchange, net sales increased 4% and sales prices increased 5% for both our mill and converted products.

Cost of sales in the International segment increased 11% in the six months ended October 31, 2006 to $69.6 million as compared to $62.7 million the six months ended October 31, 2005. Energy costs continue to escalate, primarily due to rising natural gas prices in Spain, resulting in a 62%, or $2.5 million, increase. Adding to the increase in energy costs was a $2.1 million, or 23%, increase in the cost of recovered paper per ton of paperboard produced and a 3% increase in freight costs. Excluding the effects of foreign currency exchange, cost of sales increased 3%.

SG&A in the International segment was $6.8 million in the six months ended October 31, 2006, a $1.0 million increase over the same period in the prior year. In addition to the weakening US dollar against the Euro, this increase was caused primarily by higher allocated corporate expenses as well as the recording of a deductible on an insurance claim.

Operating income for the International segment was $6.3 million in the six-month period ended October 31, 2006, a decrease of $1.3 million compared to the $7.6 million in the six-month period ended October 31, 2005. This decrease in operating income is primarily the result of the increased energy and freight costs, and the higher cost of recovered paper per ton of paperboard produced more than offsetting higher sales prices for both our paperboard and converted products.

Corporate

Unallocated corporate expense decreased by $0.5 million to $7.6 million in the six months ended October 31, 2006 as compared to $8.1 million in the six months ended October 31, 2005, partly the result of reduced compensation expenses in the current year and a $0.2 million loss from the sale of certain real estate that was recognized in the prior year. A further decrease, due to the allocation of additional costs to the International segment, was partially offset by increases to travel and entertainment costs and professional fees.

Other Income (Expense)

Interest expense increased from $12.9 million in the six months ended October 31, 2005 to $13.8 million in the six months ended October 31, 2006, primarily due to higher interest rates on our variable rate debt and a $15.3 million increase in average outstanding borrowings which rose to $275.2 million for the six months ended October 31, 2006 from $259.9 million in the six months ended October 31, 2005.

Excluding Interest expense, Other income - net was $1.5 million for the six-month period ended October 31, 2006 as compared to $0.6 million for the six-month period ended October 31, 2005, the result of increased affiliate earnings and other income.

Income Tax Expense (Benefit)

During the six months ended October 31, 2006, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions in which we have taxable income.

Net Income

In summary, our net income of $3.9 million for the six-month period ended October 31, 2006, as compared to a net loss of $2.6 million for the six-month period ended October 31, 2005, was positively affected by sales price increases on our worldwide paperboard mill and converted products, a gain from the sale of certain air emission credits and lower restructuring costs, partially offset by increased raw material paperboard costs in our North American converting operations, higher energy costs in our International segment and higher overall SG&A costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Overview

Net Sales. Net sales for the quarter ended October 31, 2006 increased 6% to $231.7 million, up from $217.9 million in the quarter ended October 31, 2005. This increase is the result of sales price increases across all segments and higher volumes in our North American mills and converting operations, partially offset by lower volumes in our International segment.

Cost of Sales. Cost of sales for the quarter ended October 31, 2006 was $202.3 million, a 4% increase over the quarter ended October 31, 2005. This increase was driven by the higher cost of recovered paper per ton of paperboard produced in both our North American and International mills, an increase in energy costs in our International segment, higher raw material paperboard costs in our Converted Products segment and higher volumes in our North American mills and converting operations. Partially offsetting these increased costs are lower freight and energy costs in our Paperboard segment and lower freight costs in our International segment.

Restructuring and Impairments. We recorded restructuring charges of $0.3 million during the quarter ended October 31, 2006, a 29% reduction from $0.4 million during the quarter ended October 31, 2005. Current quarter expenses include the costs to buy out the remaining lease term on a previously shut down facility in our Converted Products segment as well as costs to maintain previously shut down locations.

SG&A. SG&A costs were $21.0 million in the quarter ended October 31, 2006, an increase of 5% when compared to $19.9 million in the quarter ended October 31, 2005, predominantly related to higher corporate expenses such as compensation, professional fees and travel and entertainment.

Operating Income. Operating income increased 116% to $8.1 million in the quarter ended October 31, 2006 from $3.7 million in the quarter ended October 31, 2005. Higher sales prices and volumes, along with lower energy and freight costs in our Paperboard segment, more than offset higher costs of recovered paper per ton of paperboard produced both domestically and internationally and higher energy costs in our International segment.

Paperboard

Net sales in the Paperboard segment increased $4.7 million, or 4%, to $116.7 million in the quarter ended October 31, 2006 when compared to $112.0 million in the quarter ended October 31, 2005. This improvement is due to an average sales price increase of $7 per ton on our recycled paperboard, a 3% volume increase on our recycled paperboard and a 1% increase in the sales price of recovered paper sold to third parties. Included in the 3% overall increase in volumes of our recycled paperboard is a 19% volume improvement at our Fitchburg, MA mill.

Overall cost of sales remained flat at $98.7 million when comparing the quarters ended October 31, 2006 and 2005. Energy and freight cost each decreased $1.9 million during the current quarter, but were offset by higher costs related to the mill volume increase and by a $5 per ton, or 4%, increase in the cost of recovered paper per ton of paperboard produced.

Restructuring costs decreased 79%, or $0.3 million, to $0.1 million in the quarter ended October 31, 2006 compared to $0.4 million during the quarter ended October 31, 2005. Current quarter charges represent costs to exit previously shut down locations while prior year amounts included charges relating to the closure of our Natick, MA mill.

Our mill utilization rates rose to 96% during the quarter ended October 31, 2006 as compared to 94% in the quarter ended October 31, 2005. The rate during the prior year was affected by the loss of 16 machine days at our Mobile, AL mill due to hurricanes that plagued the Gulf Coast region.

SG&A increased $0.1 million to $8.3 million in the quarter ended October 31, 2006 from $8.2 million in the quarter ended October 31, 2005 due to the recording of a reserve resulting from negotiations with the state of Massachusetts regarding the alleged exceeding of allowable air emissions.

Operating income for the Paperboard segment increased 107%, from $4.7 million in the quarter ended October 31, 2005 to $9.7 million in the quarter ended October 31, 2006, as sales price increases for both our recycled paperboard and recovered paper sold to third parties, higher mill volumes and lower energy and freight costs more than offset the increase in the costs of recovered paper per ton of paperboard produced.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Converted Products

Net sales in the Converted Products segment increased 9%, or $6.2 million, to $75.2 million in the quarter ended October 31, 2006 compared to $69.0 million in the quarter ended October 31, 2005, attributable to 4% increases in both volume and sales price.

Cost of sales was $70.6 million during the quarter ended October 31, 2006, an increase of 9% when compared to $64.6 million in the quarter ended October 31, 2005. This increase was due to an 8%, or $3.5 million, increase in raw material paperboard costs, a 7% increase in freight and the increased volume.

Restructuring costs were $0.2 million in the quarter ended October 31, 2006 compared to $0.1 million in the quarter ended October 31, 2005. Current quarter charges predominantly relate to the net buyout of the remaining lease term of a previously shut down facility in Stockton, CA.

SG&A increased 4% from $5.0 million in the quarter ended October 31, 2005 to $5.3 million in the quarter ended October 31, 2006, the majority of which is due to higher compensation costs.

Operating loss for the Converted Products segment increased to $1.0 million in the quarter ended October 31, 2006 from $0.7 million in the quarter ended October 31, 2005, mainly the result of higher restructuring and compensation costs.

International

Net sales in the International segment increased $2.9 million, or 8%, to $39.8 million in the quarter ended October 31, 2006 compared to $36.9 million in the same quarter last year. Sales price increases of 12% and 9% on our converted and mill products, respectively, more than offset decreased volumes of 4% and 2% in our converting facilities and mills, respectively. Excluding the effects of foreign currency exchange, net sales increased 3%, and sales prices increased 5% and 8% on our mill and converted products, respectively.

Cost of sales in the International segment was $33.0 million the quarter ended October 31, 2006, an increase of $2.4 million compared to the quarter ended October 31, 2005. Energy costs increased 55%, or $1.1 million, mainly due to rising natural gas prices in Western Europe, particularly Spain. This increase, along with a 25%, or $1.1 million, increase in the costs of recovered paper per ton of paperboard produced more than offset a 3% decrease in freight costs and lower costs related to decreased volumes.

SG&A in the International segment increased to $3.5 million in the quarter ended October 31, 2006 from $2.5 million in the quarter ended October 31, 2005 due to an increase in allocated corporate expense, the deductible from an insurance claim and an increased bad debt provision.

Operating income for the quarter ended October 31, 2006 was $3.3 million, $0.5 million less than the quarter ended October 31, 2005. This decrease in operating income is the result of higher SG&A expenses more than offsetting the increases in sales price.

Corporate

Unallocated corporate expense remained flat at $4.0 million for each of the quarters ended October 31, 2006 and 2005, Current year increases in compensation and professional fees, as well as a higher provision for bad debts, were offset by an increase to the amount of costs allocated out to the International segment.

Other (Expense) Income

Interest expense increased from $6.6 million in the quarter ended October 31, 2005 to $6.8 million in the quarter ended October 31, 2006, primarily due to higher interest rates on our variable rate debt. Average outstanding borrowings increased $8.5 million, from $262.7 million to $271.2 million.

Excluding interest expense, Other income - net increased to $0.8 million in the quarter ended October 31, 2006 from $0.4 million in the quarter ended October 31, 2005. This increase in Other Income is primarily due to increased earnings in affiliates and other income.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Income Tax Expense (Benefit)

During the quarter ended October 31, 2006, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions in which we have taxable income.

Net Income

In summary, during the quarter ended October 31, 2006, we recorded net income of $0.8 million as compared to a net loss of $1.2 million in the quarter ended October 31, 2005. Increased sales prices across all segments, lower freight costs in our Paperboard and International segments and lower Paperboard segment energy costs more than offset higher costs of recovered paper per ton of paperboard produced in both our North American and International mills and increased energy costs in our International segment.

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders and finance working capital requirements, as well as other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources, and any replacement senior credit facility, will be sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

Capital Expenditures. Our total capital expenditures were $9.7 million and $8.3 million in the six months ended October 31, 2006 and 2005, respectively. We expect fiscal 2007 capital expenditures to be under $25.0 million.

Borrowings

At October 31, 2006, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

October 31, 2006
Senior revolving credit facility(1)	$17.8
9.75 % Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	67.5
Other	9.1

Total debt	$269.4

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of October 31, 2006, we had approximately $82.0 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $17.8 million of other borrowings outstanding under the facility, leaving us with approximately $50.2 million available under the revolver. We are currently engaged in active discussions with our bank group regarding potential refinancing in advance of the March 2007 maturity date.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of October 31, 2006, we were in compliance with these financial covenants.

In March 2004, we completed an offering of $175.0 million of 9.75% senior subordinated notes (the “Notes”) with a maturity date of March 12, 2014. We pay interest semi-annually on March 15 and September 15 of each year, and we cannot redeem the Notes before March 15, 2009, except as described below. On or after that date, we may redeem them at specified prices. On or before March 15, 2007, we may redeem up to 35% of the original principal amount of the Notes at 109.75% of their face amount, plus accrued interest, with money we raise from certain public equity offerings. The Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

We are also parties to a series of cross-currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At October 31, 2006 the fair value of the 2001 Swaps represented a liability of $12.4 million.

Additionally, in our effort to manage costs, we have entered into several energy hedges. At October 31, 2006 the fair value of these hedges was a liability of $2.9 million.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2007 (1,2)	$20.2
2008	2.9
2009	2.9
2010	3.0
2011	3.2
Thereafter	237.2

$269.4

(1)	Represents remaining obligations for the fiscal year ended April 30, 2007.
(2)	Includes $17.8 million due under revolving credit facility.

Cash Flow

Net cash provided by operating activities

In the six-month period ended October 31, 2006, we generated $29.2 million of cash from operating activities, as compared to $10.5 million in the six-month period ended October 31, 2005. This increase in cash generated from operations was predominantly the result of the following: (i) a $6.5 million positive change in net earnings, (ii) an $8.8 million change in inventories as our mills shipped more out of inventory to meet customer demand, (iii) the current year receipt of $1.7 million in dividends from equity investments in affiliates, (iv) a $1.2 million positive change due to the prior year pre-payment of our property and casualty insurance premiums, (v) $1.2 million derived primarily from the current year receipt of funds from hurricane-related insurance claims and (vi) an $8.8 million decrease in changes in accounts receivable more than offsetting a $7.1 million increase in changes in accounts payable and accrued expenses, some of which is attributable to the cost of recovered paper we sell to third parties.

Net cash used in investing activities

In the six months ended October 31, 2006 and 2005, we used $9.4 million and $7.4 million of cash, respectively, in investing activities. This increase over last year was primarily to the result of $1.3 million of additional capital expenditures in the current period together with $0.7 million less proceeds from the sale of property, plant and equipment.

Net cash used in financing activities

In the six months ended October 31, 2006, we used cash in financing activities of $17.4 million as compared to $1.6 million of cash provided by financing activities in the six months ended October 31, 2005. This swing to use of cash is due to the $9.5 million increase in debt repayments and a $9.4 million change in cash overdrafts.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Inflation

Changes in raw material and energy prices have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the six-month period ended October 31, 2006.

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

Pension

Our defined benefit pension plans are accounted for in accordance with FAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. Our assumptions are described in Note 14 to our Annual Report on Form 10-K for the year ended April 30, 2006. At April 30, 2006, the discount rate was raised to 6.3% from 5.7%. A change of 1% in this discount rate would create an impact to the statement of operations of approximately $1.5 million. This discount rate is based upon the demographics of the plans’ participants as well as benchmarking certain indices, e.g. Citigroup High Grade Credit Index as well as Aa- and Aaa-Rated Corporate Bonds. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. As of April 30, 2006, this assumed rate of return was 9.2%. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.8 million. The level of compensation increase is established by management, and has the smallest direct impact of the three assumptions on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Periodic pension expense was $5.3 million in 2005, $4.7 million in 2006 and will be approximately $3.0 million in 2007.

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

Stock-based Compensation

Effective May 1, 2006, we adopted FAS 123(R), “Share-Based Payment” (“FAS 123(R)” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the our condensed consolidated statements of operations. According to FAS 123(R), we are considered a non-public entity as we only have debt securities, as opposed to equity securities, trading in the public market. FAS 123(R) allows non-public companies the ability to elect to measure its liability awards at their intrinsic value through the date of settlement, and we elected to continue to measure our liability awards at intrinsic value instead of fair value. Prior to the adoption of FAS 123(R), we had accounted for employee stock options and stock appreciation rights in accordance with the guidance provided in FAS 123. We adopted the provisions of FAS 123(R) using the prospective method effective May 1, 2006. As such, there was no accounting effect on any outstanding awards and the adoption of FAS 123(R) did not have a material effect on our condensed consolidated financial statements. At this time, we have two share-based payment plans covered by FAS 123(R), as described below.

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a ($14.2) million effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a ($10.1) million effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At October 31, 2006, the fair value of the 2001 Swaps represented a liability of $12.4 million and the results of hedge ineffectiveness related to these swap agreements during the six months ended October 31, 2006 and 2005 were a de minimis loss and a gain of $0.2 million, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures.

In connection with the filing of both our Annual Report on Form 10-K for the year ended April 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, we carried out evaluations under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective solely because of the material weakness described below.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation claims, arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial condition, results of operations or cash flows.

The Massachusetts Attorney General’s Office has asserted that we, at one or more of our Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. We have agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $575 and agreeing to certain injunctive relief. We had previously accrued a minimal amount in relation to these assertions, but based on new information, accrued the remainder of the $575 in the quarter ended October 31, 2006.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified us of our potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. We are one of at least 50 potentially responsible parties (“PRPs”) named thus far. The EPA alleges that hazardous substances were released from our now-closed Newark, NJ paperboard mill into the LPRSA. The EPA informed us that we may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that we pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave us the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to pay $250 toward the costs of the study. By joining the Group, we would also share in certain past and on-going legal fees and other costs of the Group. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, we believe any releases from our now-closed site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate our ultimate liability in the matter, including any liability for natural resource damages. Given the uncertainty, we, by letter dated June 16, 2006, informed the EPA of our intent to enter into the arrangement with the EPA and the Group and accrued the required $250 contribution during the first quarter.

ITEM 1A. RISK FACTORS

No changes

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Date: December 14, 2006

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: December 14, 2006

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)