Form 10-Q
period 2007-01-31
NEWARK GROUP, INC
filed 2007-03-09
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

The number of common shares outstanding at January 31, 2007 was 3,634,080.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JANUARY 31, 2007 AND APRIL 30, 2006

(Dollars in Thousands, Except Share Data)

	January 31, 2007	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,024	$6,688
Accounts receivable (less allowance for doubtful accounts of $4,558 and $5,784, respectively)	111,517	112,856
Inventories	67,426	69,073
Other current assets	7,480	6,522
Assets held for sale	1,033	—

Total current assets	196,480	195,139

RESTRICTED CASH	309	134
PROPERTY, PLANT AND EQUIPMENT – Net	298,078	307,207
GOODWILL	47,453	46,761
LONG-TERM INVESTMENTS	17,413	17,233
OTHER ASSETS	16,935	16,733

TOTAL ASSETS	$576,668	$583,207

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,404	$81,564
Current maturities of debt	7,194	31,844
Income taxes and other taxes payable	3,390	3,067
Accrued salaries and wages	13,703	14,124
Other accrued expenses	13,434	11,466

Total current liabilities	121,125	142,065

SENIOR DEBT	84,124	68,190
SUBORDINATED DEBT	180,436	180,967
DEFERRED INCOME TAXES	7,650	5,775
PENSION OBLIGATION	17,727	17,690
SWAP OBLIGATION	13,110	16,269
OTHER LIABILITIES	5,918	6,063
MINORITY INTEREST	—	91

Total liabilities	430,090	437,110

COMMITMENTS AND CONTINGENCIES (Note 10)

TEMPORARY EQUITY – COMMON STOCK, SUBJECT TO PUT RIGHTS, (648,279 shares)	27,911	27,911

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	184,545	184,702
Accumulated other comprehensive loss	(5,259)	(5,897)
Treasury stock, 2,370,920 shares at cost	(61,053)	(61,053)

Total permanent stockholders’ equity	118,667	118,186

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$576,668	$583,207

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006

(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
NET SALES	$223,116	$206,241	$681,920	$648,582
COST OF SALES	199,231	182,558	598,139	575,570

Gross profit	23,885	23,683	83,781	73,012

OPERATING EXPENSES:
Selling, general and administrative	20,714	19,441	61,792	59,444
Restructuring and impairments	189	628	636	1,877

Total operating expenses	20,903	20,069	62,428	61,321

OPERATING INCOME	2,982	3,614	21,353	11,691

OTHER (EXPENSE) INCOME:
Interest expense	(6,710)	(6,814)	(20,480)	(19,684)
Interest income	21	54	177	107
Equity in income of affiliates	665	493	1,979	1,505
Other income (expense) – net	24	(3)	89	(429)

Total other expense	(6,000)	(6,270)	(18,235)	(18,501)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(3,018)	(2,656)	3,118	(6,810)
INCOME TAX EXPENSE	850	1,929	3,275	368

NET LOSS	$(3,868)	$(4,585)	$(157)	$(7,178)

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157)	$(7,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,736	25,759
Impairment of assets	40	502
(Gain) loss on sale of property, plant and equipment	(185)	278
Equity in income of affiliates	(1,979)	(1,505)
Loss (gain) due to hedge ineffectiveness	63	(198)
Proceeds from dividends paid by equity investments in affiliates	2,204	923
Deferred income tax expense (benefit)	1,021	(674)
Other	—	165

Changes in assets and liabilities:
Decrease in accounts receivable	2,196	9,889
Decrease (increase) in inventories	2,120	(4,703)
Increase in other current assets	(1,083)	(2,917)
Decrease (increase) in other assets	421	(3,149)
Increase (decrease) in accounts payable and accrued expenses	3,977	(194)
Decrease in other liabilities	(3,960)	(1,650)

Net cash provided by operating activities	30,414	15,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,599)	(13,017)
Acquisition costs	(1,447)	—
Proceeds from sale of property, plant and equipment	750	1,190
(Increase) decrease in restricted cash	(175)	62

Net cash used in investing activities	(16,471)	(11,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,857
Repayments of long-term debt	(9,620)	(1,142)
Changes in cash overdraft	(1,493)	(1,706)

Net cash (used in) provided by financing activities	(11,113)	9

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(494)	(875)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,336	2,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,688	5,692

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,024	$8,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,866	$14,528

Income Taxes:
Paid	$2,872	$2,286

(Refunded)	$(5)	$—

Note issued in connection with stock repurchase	$—	$7,875

Net change in accrued purchases of property, plant and equipment	$891	$637

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2007

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2006	$118,186	$(5,897)	$(61,053)	$184,702	$374	$60
Net loss	(157)	—	—	(157)	—	—	$(157)
Other comprehensive income:
Foreign currency translation adjustments	256	256	—	—	—	—	256
Change in fair value of cash flow hedges	382	382	—	—	—	—	382

BALANCE JANUARY 31, 2007	$118,667	$(5,259)	$(61,053)	$184,545	$374	$60	$481

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal recurring adjustments and accruals necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company’s annual report on Form 10-K.

The equity method is used to account for the Company’s investment in the common stock of other companies where the Company maintains ownership between 20 and 50 percent and has the ability to exercise significant influence over the investee’s operating and financial policies. These investments are included in long-term investments. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. All significant intercompany profits, transactions and balances have been eliminated.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $4,834 and $6,326 as of January 31, 2007 and April 30, 2006, respectively.

Environmental – The Company is subject to extensive federal, state and local environmental laws and regulations, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with FAS 5, “Accounting for Contingencies” and Statement of Position 96-1 “Environmental Remediation Liabilities”. Additionally, from time to time, the Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the investigation, correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. Costs associated with environmental obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable (see Note 10).

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

Goodwill and Other Intangible Assets – Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company conducted an impairment test based on the estimated fair value of the underlying business as of November 1, 2006 and determined that there was no impairment.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment and is effective for fiscal years ending after November 15, 2006. The Company has determined that SAB 108 will have no impact on its financial statements in fiscal 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Stock Option Plan

	Three Months Ended January 31, 2007		Nine Months Ended January 31, 2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	25,000	$41.93	25,000	$41.93
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	25,000	41.93	25,000	41.93

Options exercisable at period-end	17,500	$39.25	17,500	$39.25

Weighted-average fair value of options granted during the period		$—		$—

There were no options exercised in either of the periods ended January 31, 2007 or 2006.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2007. The exercisable options have a weighted average remaining contractual life of 2.6 years.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
10,000	1	$33.93	10,000	$33.93
5,000	3	42.72	3,500	42.72
10,000	6	49.53	4,000	49.53

25,000	3.4	41.93	17,500	39.25

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. The outstanding SARs have a weighted average remaining contractual life of 3.3 years and the exercisable SARs have a weighted average remaining contractual life of 2.6 years.

	Three Months Ended January 31, 2007		Nine Months Ended January 31, 2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	113,000	$46.86	122,500	$47.04

Granted	—	—	4,000	43.06

Exercised	—	—	—	—

Forfeited	(1,000)	45.97	(14,500)	47.29

Outstanding at end of period	112,000	46.87	112,000	46.87

SARs exercisable at period-end	59,819	47.80	59,819	47.80

Weighted-average fair value of SARs granted during the period		$—		$43.06

THE NEWARK GROUP, INC. AND SUBSIDIARIES

No compensation cost was recorded in either of the periods ended January 31, 2007 or 2006. Options and SARs that vested during the nine months ended January 31, 2007 and 2006 had no intrinsic value since the grant price exceeded the put value of Company common stock.

On July 13, 2006, the FASB issued FASB Interpretation 48 Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109 (“FIN48”). FIN48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return and is effective for the Company beginning in fiscal year 2008. The Company is evaluating the effects, if any, that the adoption of FIN48 will have on its financial results.

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

3.	INVENTORIES

Inventories consist of the following:

	January 31, 2007	April 30, 2006
Raw Materials	$26,282	$24,612
Finished Goods	37,816	41,135
Other Manufacturing Supplies	3,328	3,326

	$67,426	$69,073

4.	ACQUISITION COSTS

During the quarter ended January 31, 2007, the Company incurred $1,447 of direct costs related to its planned acquisition of a paperboard mill in Germany which have been deferred in accordance with FAS 141, “Business Combinations.” At any point that this proposed acquisition should prove unsuccessful, these costs would be expensed in our Statement of Operations.

5.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, MA where the paperboard mill the Company closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale is expected to be completed within one year from the execution of the Agreement. The net book value of these assets is $706 and is reflected as Assets held for sale on the condensed consolidated balance sheets.

On January 11, 2007, the Company entered into a contract (the “Agreement”) for the sale of a building and land in South Gardiner, ME which once served as an operating facility in the Converted Products segment. The Company moved to a larger facility in the fall of 2006 due to expanding business, and the closing of the property sale is expected to be completed within one year from the signing of the Agreement. The net book value of these assets is $327 and is reflected in Assets held for sale on the condensed consolidated balance sheets.

During the quarter ended January 31, 2007, the Company concluded the sale of its Kountze, TX property. Net proceeds from the sale were $316, resulting in a gain of $5. This property was home to a facility in the Converted Products segment before it was shut down in June 2004 following continuing operating losses.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	LONG-TERM DEBT

	January 31, 2007	April 30, 2006
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	18,145	25,415
Industrial Revenue Bonds (3)	67,215	69,040
Subordinated Notes (4)	6,264	7,155
All other (5)	5,130	4,391

Total Debt	271,754	281,001

Less Current Portion	(7,194)	(31,844)

Long-Term Debt	$264,560	$249,157

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)	The Company has a $150,000 senior secured credit facility with ten banks which matures on March 11, 2007. Borrowing availability is subject to borrowing base requirements established by leverage ratios. In addition, the Company has the ability to issue up to $95,000 for letters of credit, the usage of which reduces borrowing availability under the facility. Letters of credit can be issued to enhance industrial revenue bonds, guarantee unpaid claim reserves under insurance policies and/or to provide performance bonds and trade letters of credit. As of January 31, 2007 the Company has $81,978 in letters of credit obligations outstanding ($68,539 of which has been used to enhance security for the industrial revenue bonds), $18,145 in loans outstanding and $49,877 of availability under the facility. The borrowings bear variable interest that is reset quarterly at a rate equal to, at the Company’s discretion, one of the following (1) the prime rate plus a spread of 1% to 2%, (2) London Interbank Offered Rate (LIBOR) plus a spread of 2% to 3% or (3) Euro Interbank Offered Rate (EURIBOR) plus a spread of 2% to 3%. The credit spread on both LIBOR and EURIBOR borrowings is subject to applicable credit spread requirements established by leverage ratios. The rate of interest (including credit spread) as of January 31, 2007 was 6.12% for the Company’s EURIBOR denominated debt; there were no outstanding LIBOR denominated borrowings at January 31, 2007. Outstanding letters of credit are subject to a fee equal to the applicable credit spread for LIBOR based loans. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. This debt is classified in Senior Debt in the condensed consolidated balance sheets, and outstanding borrowings have been excluded from Current maturities of debt as a result of the Company’s refinancing – see Note 13.
(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,250, Mobile IRB of $4,560, Ohio IRB of $15,500, and Massachusetts IRBs of $45,905 as of January 31, 2007. During the nine months ended January 31, 2007, the remaining balance on the Natick IRB was paid. The outstanding bonds are variable rate demand bonds with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 6.13% to 7.98% (including letter of credit fee) and are reset every seven days. This debt is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman (see Note 12), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of January 31, 2007, the remaining balance on the note is $6,024. The Company had previously issued a separate subordinated note to a stockholder in exchange for the stockholder’s shares of common stock. That note bears interest at the rate of 5% per year, payable quarterly. As of January 31, 2007, the amount outstanding on that note is $239 and is due June 2007. The debt associated with these notes is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes $40 and $4,179 of borrowings on a line of credit and discounted bills pending collection, respectively, from the Company’s International operations. It also includes a loan with Toronto Dominion Bank for $911. The loan bears interest at the prime rate plus 0.75% (the prime rate is 6.00% as of January 31, 2007), is payable monthly through May 2015 and is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company’s senior secured revolving credit facility requires that the Company satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30,000 maximum level of annual capital expenditures and certain leverage ratios. At January 31, 2007, the Company is in compliance with all financial covenants.

Assets pledged as collateral under the credit facility include substantially all domestic machinery, equipment and receivables, as well as inventories, certain real estate and 65% of the Company’s foreign subsidiaries’ stock.

The Company has cross-currency interest rate swap agreements with two banks. These agreements have been designated as cash flow hedges against the existing intercompany loan to the Company’s European subsidiary. At January 31, 2007 and April 30, 2006, the fair value of the swaps represented a liability of $13,110 and $16,269, respectively, the decrease resulting from a scheduled principal payment and the effects of the change in foreign currency exchange rates. Relating to hedge ineffectiveness, the Company has recognized a loss of $63 and income of $198 within Other income (expense) – net on the condensed consolidated statements of operations during the nine months ended January 31, 2007 and 2006, respectively.

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

7.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Service Cost	$779	$865	$2,359	$3,025
Interest Cost on Projected Benefit Obligation	1,785	1,413	5,404	4,951
Expected Return on Assets Gain	(2,045)	(1,597)	(6,195)	(5,597)
Net Amortization	230	366	698	1,283

Net Pension Expense	$749	$1,047	$2,266	$3,662

The Company estimates a cash contribution to its domestic pension plans of approximately $10,000 during fiscal year ending April 30, 2007 and has made contributions of $5,630 towards that $10,000 total during the nine months ended January 31, 2007. As of January 31, 2007, 69% of the plan’s assets were in equity investments, 12% in fixed-income securities and 19% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Service Cost	$8	$46	$24	$142
Interest Cost on Projected Benefit Obligation	40	57	118	174
Expected Return on Assets Gain	(35)	(52)	(103)	(160)
Net Amortization	(8)	—	(24)	—

Net Pension Expense	$5	$51	$15	$156

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended January 31, 2007 and 2006:

Fiscal 2007 Restructuring

The Paperboard segment incurred $173 of expenses related to the maintenance of facilities closed in prior years. The Converted Products segment incurred a net of $16 in expenses relating to facilities closed in prior years; dismantling costs of $34 were offset by releasing $18 of accrued expenses on our Kountze, TX facility as a result of its sale in January 2007.

Fiscal 2006 Restructuring

The Paperboard segment incurred charges of $582, of which $525 related to the closure of the Natick, MA mill, which occurred in November 2005. Total charges for Natick included $109 of non-cash impairment charges on fixed assets. The remaining $57 of Paperboard restructuring charges related to costs to exit facilities closed in prior years, as did the $46 of charges in the Converted Products segment.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
January 31, 2007
Dismantling, Mothballing & Other	$173	$16	$189

Total Charges	$173	$16	$189

January 31, 2006
Severance	$206	$—	$206
Dismantling, Mothballing & Other	267	46	313
Asset Impairment	109	—	109

Total Charges	$582	$46	$628

For the Nine Months Ended January 31, 2007 and 2006:

Fiscal 2007 Restructuring

The Paperboard segment incurred $358 of expenses related to the maintenance of facilities closed in prior years. The Converted Products segment incurred $251 of dismantling costs on previously shut down facilities, the total of which includes $145 related to the net buyout of the remaining lease term on one facility and the release of $18 of accrued expenses. The Converted Products segment also incurred $27 of non-cash impairment charges on equipment.

Fiscal 2006 Restructuring

The Paperboard segment incurred $1,079 of restructuring charges, $783 of which related to the closure of the Natick, MA mill. Of Natick’s total, $224 was related to the non-cash impairment of fixed assets, $352 was for severance and the remainder for mothballing and other charges. Upon closure, there were 58 severed employees, primarily representing the hourly workforce. The decision to close the mill was made based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The remaining charges in Paperboard were comprised of the costs to exit previously shut-down facilities.

Within the Converted Products segment, the majority of both dismantling and impairment charges related to a leased facility which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within Corporate represented the loss on the sale of a previously restructured facility in Greenville, SC. Gross proceeds on the sale were $1,078.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the nine months ended:

	Paperboard	Converted Products	Corporate	Total
January 31, 2007
Dismantling, Mothballing & Other	$358	$251	$—	$609
Asset Impairment	—	27	—	27

Total Charges	$358	$278	$—	$636

January 31, 2006
Severance	$352	$—	$—	$352
Dismantling, Mothballing & Other	503	354	166	1,023
Asset Impairment	224	278	—	502

Total Charges	$1,079	$632	$166	$1,877

The following table summarizes the Company’s accruals for plant restructuring costs:

Dismantling, Mothballing & Other Costs
April 30, 2006 Accrual Balance	$180
Restructuring Charges for the Nine Months Ended January 31, 2007	609
Amounts Paid Against 2006 Accruals	(180)
Amounts Paid Against 2007 Accruals	(524)

January 31, 2007 Accrual Balance	$85

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2006 (1)	Costs for the Nine Months Ended January 31, 2007 (2)	Estimated Costs to Complete Initiatives as of January 31, 2007	Total Estimated Costs of Initiatives as of January 31, 2007
Paperboard	$15,645	$318	$1,250	$17,213

Converted Products	2,159	278	50	2,487

	$17,804	$596	$1,300	$19,700

(1)	Of the $17,804 in cumulative restructuring costs, $7,972 were non-cash charges related to asset impairment.
(2)	The total costs incurred in the nine months ended January 31, 2007, $596, does not agree with the nine month total charges of $636 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

9.	INCOME TAXES

During the nine months ended January 31, 2007, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions in which we have taxable income.

Also, during the quarter ended January 31, 2007, Spanish authorities enacted a two-tiered rate change for corporate taxpayers. The corporate income tax rate was changed from 35% to 32.5% and 30.0% for tax years beginning after December 31, 2006 and 2007, respectively. This change represents a tax benefit of approximately $800.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

10.	COMMITMENTS AND CONTINGENCIES

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

The Massachusetts Attorney General’s Office has asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. During the quarter ended October 31, 2006, the Company had agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $575 and agreeing to certain injunctive relief. As of that date, the Company had previously accrued a minimal amount in relation to these assertions, but based on new information, accrued the remainder of the $575 in the quarter ended October 31, 2006. Based upon further updated information, the Company accrued an additional $25 during the quarter ended January 31, 2007. The effects of such accruals are recorded in the Selling, general and administrative line on the Condensed Consolidated Statements of Operations.

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

11.	SEGMENT INFORMATION

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Sales (aggregate):
Paperboard	$144,869	$138,622	$450,665	$441,186
Converted Products	67,274	64,774	218,675	206,807
International	44,875	39,154	127,642	115,251

Total	$257,018	$242,550	$796,982	$763,244

Less sales (inter-segment):
Paperboard	$(32,164)	$(34,670)	$(109,569)	$(109,153)
Converted Products	(1,738)	(1,639)	(5,493)	(5,537)
International	—	—	—	28

Total	$(33,902)	$(36,309)	$(115,062)	$(114,662)

Sales (external customers):
Paperboard	$112,705	$103,952	$341,096	$332,033
Converted Products	65,536	63,135	213,182	201,270
International	44,875	39,154	127,642	115,279

Total	$223,116	$206,241	$681,920	$648,582

Operating Income:
Paperboard	$5,477	$5,364	$26,750	$16,184
Converted Products	(2,090)	(2,845)	(3,745)	(5,126)
International	3,719	4,555	10,041	12,179

Total Segment Operating Income	7,106	7,074	33,046	23,237

Corporate Expense	4,124	3,460	11,693	11,546

Total Operating Income	2,982	3,614	21,353	11,691

Interest Expense	(6,710)	(6,814)	(20,480)	(19,684)
Interest Income	21	54	177	107
Equity in Income of Affiliates	665	493	1,979	1,505
Other Income (Expense), Net	24	(3)	89	(429)

(Loss) Earnings from Continuing Operations Before Income Taxes	(3,018)	(2,656)	3,118	(6,810)
Income Tax Expense	850	1,929	3,275	368

Loss from Continuing Operations	$(3,868)	$(4,585)	$(157)	$(7,178)

Depreciation and Amortization:
Paperboard	$5,964	$5,688	$17,757	$17,124
Converted Products	1,223	1,324	3,792	3,948
International	899	928	2,552	3,053
Corporate	545	541	1,635	1,634

Total	$8,631	$8,481	$25,736	$25,759

Purchases of Property, Plant and Equipment:
Paperboard	$4,663	$3,315	$11,938	$9,828
Converted Products	459	457	1,011	1,487
International	619	591	2,442	1,220
Corporate	173	342	208	482

Total	$5,914	$4,705	$15,599	$13,017

			January 31, 2007	April 30, 2006
Identifiable Assets:
Paperboard			$328,895	$332,664
Converted Products			89,108	94,812
International			146,884	138,766
Corporate			11,781	16,965

Total			$576,668	$583,207

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to unaffiliated customers (based on country of origin) and long-lived assets by geographic region are as follows:

	January 31, 2007	January 31, 2006
Sales to Unaffiliated Customers
United States	$546,982	$525,987
Europe	127,642	115,279
Canada	7,296	7,316

Total	$681,920	$648,582

	January 31, 2007	April 30, 2006
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$279,404	$288,273
Europe	59,455	58,298
Canada	6,692	7,416

Total	$345,551	$353,987

12.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by the Company’s current Chief Executive Officer (“CEO”) and former CEO. For each of the nine-month periods ended January 31, 2007 and 2006, the amount paid to that company under the lease was $261.

On July 5, 2005, pursuant to a May 1, 1980 agreement, as amended, the Company’s former CEO “put” the 198,000 shares of the Company’s common stock owned by him to the Company. This “put” required the reclassification of the value of these shares on the condensed consolidated balance sheet from Temporary Equity to Subordinated Debt (see Note 5).

The paperboard mills in our International segment purchased approximately $8,661 and $6,839 of raw material from affiliated entities accounted for as equity method investments during the nine-month periods ended January 31, 2007 and 2006, respectively.

The International segment also recorded sales of approximately $2,286 and $1,547 to two affiliated entities accounted for as equity method investments during the nine-month periods ended January 31, 2007 and 2006, respectively.

The Company paid approximately $4,024 and $3,971 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the nine-month periods ended January 31, 2007 and 2006, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

13.	SUBSEQUENT EVENTS

On March 6, 2007, the Company closed on the sale of its South Gardiner, ME facility. Net proceeds on the sale were $323, resulting in a loss of $4. See Note 5 for additional information regarding this transaction.

On March 9, 2007, (i) The Newark Group, Inc. and subsidiaries entered into a new asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on our borrowing base), up to $25,000 of which may be used for loans directly to our International subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations, and (ii) The Newark Group, Inc. and its domestic subsidiaries entered into a credit-linked facility whereby the credit-linked lenders will provide to us a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Under the agreement referred to in (i) above, the Company (a) granted the lenders a first priority lien on all of the its accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of its other assets, including certain real property, and (b) guarantee the obligations of its International subsidiary. Under the agreement referred to in (ii) above, the Company granted the lenders a first priority lien on substantially all of its assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility will bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility will bear interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit will be issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. The term of the asset-based credit agreement is 5 years, and the term of the credit-linked credit agreement is 6 years. Subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the revolving credit facility by an amount of up to $15,000. Likewise, subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000. The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability under the revolving credit facility falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0.

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

Sales volumes are also impacted by the highly competitive environment in which we operate. Overcapacity has plagued the paperboard industry over the last seven years, and although much has been taken offline by industry-wide mill shutdowns over that same period, the Company believes there may still be some overcapacity remaining. In September 2005, we announced the closure of our Natick, MA mill, which represented the sixth mill we have closed over the past five years. As a result of these closures, and a shift of business to our other mills, our paperboard mills’ capacity utilization rate has risen from a low of 89% in 2002 to 95% for the nine-month period ended January 31, 2007. Our capacity utilization rate for the nine-month period ended January 31, 2006 was 93%, with the lower rate partially attributable to our loss of 20 machine days in our Southeastern US mill due to Hurricanes Dennis and Katrina.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of

THE NEWARK GROUP, INC. AND SUBSIDIARIES

paperboard produced rose from $99 per ton in 2004 to $116 per ton in 2005, before dropping to $108 per ton in 2006. Average recovered paper cost per ton of paperboard produced in the quarter ended January 31, 2007 was $112, a 12% increase when compared to $101 per ton in the quarter ended January 31, 2006. For the nine months ended January 31, 2007, the average recovered paper cost per ton of paperboard produced was $115, 4% higher than in the same nine-month period in the prior year.

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $88, $73 and $68 per ton of paperboard produced in fiscal years 2006, 2005 and 2004, respectively, as compared to $43 per ton in 2000. This increase is primarily due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may remain at an elevated level in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Although energy prices in North America have stabilized and even decreased from this time last year, our average energy cost per ton of paperboard produced in our North American mills was $95 for the three months ended January 31, 2007, a 1% increase when compared to the three months ended January 31, 2006. This increase is due to the Company’s active natural gas hedging program which put hedging contracts into place well before the start of the 2006 hurricane season, which was predicted to be very active and damaging. As the hurricane season turned out to be extremely mild, the hedges that settled during the nine months ended January 31, 2007 finished out of the money, whereas the hedges that settled during the same period last year settled well in the money. Energy costs in Western Europe, particularly relating to natural gas, began to rise significantly in our fourth quarter of fiscal 2006 and continued to rise through the early parts of our current fiscal year. As in North America, prices have stabilized some in the quarter ended January 31, 2007, but remain at elevated levels. These elevated energy costs continue to have a negative impact on the operating results in our International segment. Comparing the nine-month periods ended January 31, 2007 and 2006, per ton energy prices have increased 48% on a Euro basis, to an average of €57 per ton of paperboard produced in the current period versus €38 per ton in the prior year. Factoring in the 6% weakening of the US dollar in relation to the Euro in the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006 (where average exchange rates were 1.28 and 1.21 EUR/USD, respectively), energy prices have increased 54% per ton of paperboard produced.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. During our second quarter ended October 31, 2005, in an effort to offset increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments. This surcharge was replaced with a permanent price increase of approximately the same amount in February 2006. Additionally, a price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers. When comparing the nine months ended January 31, 2007 to the same period in the prior year, average sales price for our converted products and recycled paperboard increased 4% and 2%, or $31 per ton and $8 per ton, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2007	2006	2007	2006
Net Sales
Paperboard	$112,705	$103,952	$341,096	$332,033
Converted Products	65,536	63,135	213,182	201,270
International	44,875	39,154	127,642	115,279

Total	$223,116	$206,241	$681,920	$648,582

Cost of Sales
Paperboard	$99,245	$89,978	$289,786	$290,511
Converted Products	62,693	61,010	201,452	190,749
International	37,293	31,570	106,901	94,310

Total	$199,231	$182,558	$598,139	$575,570

Restructuring
Paperboard	$173	$582	$358	$1,079
Converted Products	16	46	278	632
Corporate	—	—	—	166

Total	$189	$628	$636	$1,877

SG&A
Paperboard	$7,810	$8,028	$24,202	$24,259
Converted Products	4,917	4,924	15,197	15,015
International	3,863	3,029	10,700	8,790
Corporate	4,124	3,460	11,693	11,380

Total	$20,714	$19,441	$61,792	$59,444

Operating Income (Loss)
Paperboard	$5,477	$5,364	$26,750	$16,184
Converted Products	(2,090)	(2,845)	(3,745)	(5,126)
International	3,719	4,555	10,041	12,179
Corporate	(4,124)	(3,460)	(11,693)	(11,546)

Total	$2,982	$3,614	$21,353	$11,691

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended January 31,		Nine Months ended January 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.3	88.5	87.7	88.7
Selling, general and administration expenses	9.3	9.4	9.1	9.2
Restructuring and impairments	0.1	0.3	0.1	0.3
Operating income	1.3	1.8	3.1	1.8
Interest expense	3.0	3.3	3.0	3.0
Income tax expense	0.4	0.9	0.5	0.1
Net loss	(1.7)	(2.2)	—	(1.1)

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Results of Operations

Nine Months Ended January 31, 2007 Compared to Nine Months Ended January 31, 2006

Overview

Net Sales. Net sales in the nine months ended January 31, 2007 increased $33.3 million, or 5%, to $681.9 million compared to $648.6 million in the nine months ended January 31, 2006. This increase was driven by higher sales prices across all segments and a rise in volumes in our North American segments, partially offset by lower volumes in both our International operations and the amount of recovered paper sold to third parties in North America.

Cost of Sales. Cost of sales for the nine months ended January 31, 2007 was $598.1 million, a 4% increase over the $575.6 million for the nine months ended January 31, 2006. This increase is the result of higher costs of recovered paper consumed in our worldwide mills, elevated energy costs in our International segment and higher raw paperboard material costs in our worldwide converting operations more than offsetting lower freight costs in our North American mills and the recognition of a gain from the sale of certain air emission credits at one of our California locations.

Restructuring and Impairments. Restructuring and impairment charges decreased 66% during the nine-month period ended January 31, 2007 to $0.6 million from $1.9 million during the nine-month period ended January 31, 2006. Current year expenses include lease buy-out fees in our Converted Products segment and costs to exit previously shut down locations in our Converted Products and Paperboard segments. Prior year charges were related to the closure of our Natick, MA paperboard mill, costs related to exit previously shut down operations in our Converted Products and Paperboard segments and a loss on the sale of a previously restructured facility sold in June 2005. There were minimal non-cash impairment charges in the nine months ended January 31, 2007 whereas $0.5 million of non-cash impairment charges were included in total restructuring charges in the nine months ended January 31, 2006.

SG&A. SG&A increased to $61.8 million in the nine months ended January 31, 2007, a 4% increase over the $59.4 million in the nine months ended January 31, 2006, the result of higher relocation expenses, the absorption of strike-related costs in our Converted Products segment and the recording of an insurance claim deductible in our International segment.

Operating Income. Operating income was $21.4 million during the nine-month period ended January 31, 2007, 83% higher than the $11.7 million during the nine-month period ended January 31, 2006. The main factors driving the increase were higher worldwide sales prices, a rise in North American converting and mill volumes, a $3.3 million gain from the sale of certain air emission credits and lower restructuring charges, partially offset by higher worldwide raw material costs in our mills and elevated energy costs in our International segment.

Paperboard

Net sales in the Paperboard segment increased $9.1 million, or 3%, in the nine months ended January 31, 2007 to $341.1 million from $332.0 million in the nine months ended January 31, 2006. Increases in sales price and volume of recycled paperboard of 2% and 1%, respectively, more than offset a 3% decrease in the volume of recovered paper sold to third parties. Included in the recycled paperboard volume increase is a 27% increase in volume at our Fitchburg, MA mill.

Cost of sales decreased $0.7 million when comparing the nine-month periods ended January 31, 2007 and 2006, from $290.5 million in 2006 to $289.8 million in 2007. A $3.3 million gain from the sale of certain air emission credits and an 8% decrease in freight costs on a per ton basis were offset by a $2.9 million increase in the cost of recovered paper consumed in our mills, resulting from higher volumes. Overall energy costs remained flat.

Restructuring costs decreased 67% to $0.4 million in the nine months ended January 31, 2007 from $1.1 million in the nine-month period ended January 31, 2006. Current period charges represent costs to exit previously shut down locations while prior year charges largely related to the closure of our Natick, MA mill.

Our mill utilization rates increased to 95% during the nine months ended January 31, 2007 as compared to 93% in the nine months ended January 31, 2006. The prior year rate was partially affected by Hurricanes Dennis and Katrina causing the loss of 20 machine days at our Mobile, AL mill.

SG&A remained essentially flat at $24.2 million for the nine-month period ended January 31, 2007 compared to $24.3 million in the nine-month period ended January 31, 2006.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Operating income for the Paperboard segment increased 65% from $16.2 million in the period ended January 31, 2006 to $26.8 million in the period ended January 31, 2007, the result of higher sales prices and volumes of recycled paperboard, the gain from the sale of certain air emission credits and lower restructuring costs.

Converted Products

Net sales in the Converted Products segment were $213.2 million in the nine months ended January 31, 2007, a $11.9 million, or 6%, increase over the $201.3 million in the same nine-month period in 2006. This increase is the result of a 4% increase in sales price and a 2% increase in volume.

Cost of sales also increased 6% to $201.5 million in the nine months ended January 31, 2007 compared to $190.7 million in the nine months ended January 31, 2006. Approximately $8.2 million of this $10.7 million increase is due to higher raw material paperboard costs, while a 3% rise in per ton freight costs was responsible for the remainder of the increase in total cost of sales.

Restructuring costs decreased almost $0.4 million to $0.3 million in the nine months ended January 31, 2007, a 56% drop from the same nine-month period in the prior year. Current year charges are made up of net lease buy-out costs on a facility in Stockton, CA as well as costs to exit previously restructured facilities. Prior year costs include costs to exit previously closed facilities, as well as dismantling and impairment charges related to a certain leased facility which ceased production operations in April 2004 but continued to be used for warehousing purposes.

SG&A increased 1%, or $0.2 million, to $15.2 million in the nine-month period ended January 31, 2007 from $15.0 million in the same nine-month period in the prior year. This slight increase is the result of incurring strike-related costs and relocation expenses which more than offset realized cost savings from past restructuring efforts.

Operating loss decreased $1.4 million, or 27%, from a loss of $5.1 million in the nine months ended January 31, 2006 to a loss of $3.7 million in the nine months ended January 31, 2007. Higher sales prices and volumes and lower restructuring costs more than offset higher raw material paperboard, freight and slightly higher SG&A costs.

International

In the nine months ended January 31, 2007, net sales in the International segment increased $12.3 million, or 11%, to $127.6 million when compared to $115.3 million in the nine months ended January 31, 2006. Price increases of 14% and 13% in our converting operations and mills, respectively, along with a 6% weakening of the US dollar versus the Euro more than offset volume decreases of 3% and 1% in our converting operations and mills, respectively. Converting volumes were hurt by a weakened agricultural season.

Cost of sales in the nine months ended January 31, 2007 were $106.9 million, 13% higher than the $94.3 million in the nine months ended January 31, 2006. This $12.6 million increase is partly due to the 6% weakening of the US dollar versus the Euro and a $3.6 million escalation of energy costs, spurred by rising natural gas prices in Spain. Also affecting the increase was a $3.5 million, or 26%, increase in the cost of recovered paper consumed in our mills and a 5%, or $0.4 million, increase in freight costs.

SG&A in the International segment was $10.7 million in the nine months ended January 31, 2007, a $1.9 million increase over the nine months ended January 31, 2006. The weakening of the US dollar against the Euro, higher allocated corporate expenses and the recording of a deductible on an insurance claim were responsible for this increase.

Operating income for the International segment decreased $2.2 million to $10.0 million in the nine months ended January 31, 2007 compared to $12.2 million in the nine months ended January 31, 2006. This decrease in operating income is primarily the result of higher SG&A costs, the rise in the cost of recovered paper per ton of paperboard produced and elevated energy costs more than offsetting higher sales prices for both our paperboard and converted products.

Corporate

Unallocated corporate expense increased by $0.2 million in the nine months ended January 31, 2007 to $11.7 million from $11.5 million in the nine months ended January 31, 2006. Increases in compensation costs, professional fees and legal settlements were partially offset by the allocation of additional costs to the International segment. Additionally, there was a $0.2 million loss from the sale of certain real estate that was recognized in the prior year.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest expense increased to $20.5 million in the nine-month period ended January 31, 2007 from $19.7 million in the nine-month period ended January 31, 2006 primarily due to our average outstanding borrowings increasing to $276.4 million for the current nine-month period compared to $261.9 million for the same nine-month period in the prior year.

Excluding Interest expense, Other income—net was $2.2 million for the nine-month period ended January 31, 2007 compared to $1.2 million for the nine-month period ended January 31, 2006, the result of an increase in affiliate earnings and a favorable swing in foreign currency exchange rates.

Income Tax Expense (Benefit)

During the nine months ended January 31, 2007, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions in which we have taxable income.

Spanish authorities enacted a two-tiered rate change for corporate taxpayers. The corporate income tax rate was changed from 35% to 32.5% and 30.0% for tax years beginning after December 31, 2006 and 2007, respectively. This change represents a tax benefit of approximately $0.8 million which was recognized in the quarter ended January 31, 2007.

Net Income

In summary, we reported a net loss of $0.2 million for the nine months ended January 31, 2007 as compared to a net loss of $7.2 million for the nine months ended January 31, 2006. Higher sales prices across all segments, increased volumes in our North American mills and converting operations, lower restructuring costs and a gain from the sale of certain air emission credits drove the reduction in the net loss, but were partially offset by a rise in raw material paperboard costs in our North American converting operations, higher energy costs in our International segment and higher overall SG&A costs.

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Overview

Net Sales. Net sales for the quarter ended January 31, 2007 increased 8% to $223.1 million, up from $206.2 million in the quarter ended January 31, 2006. Driving this increase were higher sales prices increases in our Paperboard and International segments, higher volumes in our North American mills and converting operations and the weakening of the US dollar versus the Euro. These gains were partially offset by lower volumes in our International segment.

Cost of Sales. Cost of sales for the quarter ended January 31, 2007 was $199.2 million, a 9% increase over the quarter ended January 31, 2006. This increase was fueled by the higher cost of recovered paper per ton of paperboard produced in both our North American and International mills, an increase in energy costs in our Paperboard and International segments and higher volumes in our North American mills and converting operations. Partially offsetting these increased costs are lower freight costs in our Paperboard segment.

Restructuring and Impairments. Restructuring charges were $0.2 million in the quarter ended January 31, 2007, a 70% decrease when compared to the quarter ended January 31, 2006. Current quarter expenses include the costs to maintain previously shut down locations, while the same period in the prior year include similar costs for the same locations as well as costs in relation to a location in our Paperboard segment.

SG&A. SG&A costs were $20.7 million in the quarter ended January 31, 2007, an increase of 7% when compared to $19.4 million in the quarter ended January 31, 2006, primarily the result of higher corporate expenses such as compensation, professional fees and legal settlements.

Operating Income. Operating income was $3.0 million in the quarter ended January 31, 2007, a decrease of $0.6 million from $3.6 million in the quarter ended January 31, 2006. Higher SG&A expenses and cost of sales more than offset an increase in net sales and lower restructuring charges.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Paperboard

Net sales in the Paperboard segment increased 8%, or $8.7 million, to $112.7 million in the quarter ended January 31, 2007 when compared to $104.0 million in the quarter ended January 31, 2006. Driving the increase was a 9% increase in the sales price of recovered paper sold to third parties, as well as 1% growth in both the volume and sales price of our recycled paperboard. The volume increase in our recycled paperboard was spurred on by a 35% volume improvement at our Fitchburg, MA mill.

Overall cost of sales was $99.2 million during the quarter ended January 31, 2007, a 10% increase from $90.0 million in the quarter ended January 31, 2006. A 12%, or $12, increase in the cost of recovered paper per ton of paperboard produced, along with a 5% increase in energy costs and higher costs related to the mill volume increase, were offset by a 7% decrease in freight costs.

Restructuring costs decreased 71% from $0.6 million in the quarter ended January 31, 2006 to $0.2 million in the quarter ended January 31, 2007. Current quarter charges represent costs to exit previously shut down locations while prior year amounts included charges relating to the closure of our Natick, MA mill.

Our mill utilization rates rose to 93% during the quarter ended January 31, 2007 as compared to 89% in the quarter ended January 31, 2006, primarily due to prior rationalization of capacity.

SG&A decreased $0.2 million, or 3%, to $7.8 million in the quarter ended January 31, 2007 from $8.0 million in the quarter ended January 31, 2006 due to cost savings from prior restructuring efforts.

Operating income for the Paperboard segment increased 2% to $5.5 million in the quarter ended January 31, 2007 from $5.4 million in the quarter ended January 31, 2006, as lower restructuring and SG&A costs and higher net sales more than offset increases in both energy costs and the cost of recovered paper per ton of paperboard produced.

Converted Products

Net sales in the Converted Products segment increased 4%, or $2.4 million, to $65.5 million in the quarter ended January 31, 2007 compared to $63.1 million in the quarter ended January 31, 2006, primarily the result of a 3% increase in volume.

Cost of sales increased 3% from $61.0 million in the quarter ended January 31, 2006 to $62.7 million during the quarter ended January 31, 2007. The volume increase noted above pushed costs higher and was partially offset by a 2% decrease in per ton raw material paperboard costs, due to a shift in product mix, and a 2% decrease in freight costs.

Restructuring costs essentially remained flat at $0.1 million or less in each of the quarters ended January 31, 2007 and 2006.

SG&A remained flat at $4.9 million in each of the quarters ended January 31, 2007 and 2006.

Operating loss for the Converted Products segment decreased 27% in the quarter ended January 31, 2007 to $2.1 million from $2.8 million in the quarter ended January 31, 2006, mainly the result of higher volumes more than offsetting increased raw material paperboard and freight costs.

International

Net sales in the International segment increased 15%, or $5.7 million, to $44.9 million in the quarter ended January 31, 2007 compared to $39.2 million in the same quarter last year. Sales price increases of 20% and 17% on our converted and mill products, respectively, more than offset a 4% decrease in volume. The average Euro to US dollar exchange rate for the quarter ended January 31, 2007 was 1.30 as compared to 1.19 during the same quarter last year, reflecting a 9% weakening of the US dollar. Excluding the effects of foreign currency exchange, sales prices increased 10% and 7% on our converted and mill products, respectively.

Cost of sales in the International segment was $37.3 million the quarter ended January 31, 2007 compared to $31.6 million in the quarter ended January 31, 2006, a $5.7 million increase. Contributing to this increase was a $1.4 million increase in the cost of recovered paper per ton of paperboard produced, a $1.1 million increase in energy costs and a $0.3 million increase in freight costs. The 9% change in average exchange rates between the Euro and the US dollar accounts for the remaining increase.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A in the International segment increased to $3.9 million in the quarter ended January 31, 2007 from $3.0 million in the quarter ended January 31, 2006 due to an increase in allocated corporate expense, the weakening of the US dollar and an increased bad debt provision.

Operating income for the quarter ended January 31, 2007 was $3.7 million, $0.8 million less than the quarter ended January 31, 2006. This decrease is the result of higher SG&A expenses, with increases in net sales and cost of sales offsetting each other.

Corporate

Unallocated corporate expense increased $0.6 million to $4.1 million in the quarter ended January 31, 2007 compared to $3.5 million in the same quarter last year. This increase is equally attributable to the recording of legal settlements, increased professional fees and higher compensation costs more than offsetting the allocation of additional costs to the International segment.

Other (Expense) Income

Interest expense decreased from $6.8 million in the quarter ended January 31, 2006 to $6.7 million in the quarter ended January 31, 2007. Average outstanding borrowings during the quarter were $270.6 million

Excluding interest expense, Other income—net increased to $0.7 million in the quarter ended January 31, 2007 from $0.5 million in the quarter ended January 31, 2006 due to increased earnings in affiliates.

Income Tax Expense (Benefit)

During the quarter ended January 31, 2007, the Company continued to record a full valuation allowance against its net domestic deferred tax asset and will continue to evaluate future realization on a quarterly basis. Income tax expense relates to state and foreign jurisdictions in which we have taxable income.

During the quarter ended January 31, 2007, Spanish authorities enacted a two-tiered rate change for corporate taxpayers. The corporate income tax rate was changed from 35% to 32.5% and 30.0% for tax years beginning after December 31, 2006 and 2007, respectively. This change represents a tax benefit of approximately $0.8 million.

Net Income

In summary, during the quarter ended January 31, 2007, we recorded a net loss of $3.9 million as compared to a net loss of $4.6 million in the quarter ended January 31, 2006. Increased sales across all segments, lower freight costs in our Paperboard and Converted Products segments, lower restructuring costs and a 56% decrease in our income tax expense more than offset higher costs of recovered paper per ton of paperboard produced in both our North American and International mills and increased energy costs across all segments.

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders and finance working capital requirements, as well as other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our senior credit facility. We believe that these sources, and our replacement senior credit facility, will be sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

Capital Expenditures. Our total capital expenditures were $15.6 million and $13.0 million in the nine months ended January 31, 2007 and 2006, respectively. We expect fiscal 2007 capital expenditures to be under $25.0 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Borrowings

At January 31, 2007, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

January 31, 2007
Senior revolving credit facility(1)	$18.1
9.75 % Senior Subordinated Notes due 2014	175.0
Industrial Revenue Bonds	67.2
Other	11.5

Total debt	$271.8

(1)	Excludes letters of credit issued to enhance security for the IRBs and workers’ compensation claims.

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent. The facility is in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit are needed, in part, as security for our industrial revenue bonds. As of January 31, 2007, we had approximately $82.0 million of letters of credit outstanding to secure our industrial revenue bonds and liability insurance claims and $18.1 million of other borrowings outstanding under the facility, leaving us with approximately $49.9 million available under the revolver.

Our senior secured revolving credit facility requires that we satisfy certain financial covenants, as defined in the credit facility agreement. These covenants consist of an interest coverage test, a $30.0 million maximum level of annual capital expenditures and certain leverage ratios. As of January 31, 2007, we were in compliance with these financial covenants.

On March 9, 2007, (i) we and our subsidiaries entered into a new asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations, and (ii) we and our domestic subsidiaries entered into a credit-linked facility whereby the credit-linked lenders will provide to us a $15.0 million term loan and a $75.0 million credit-linked letter of credit facility, and other financial accommodations. Under the agreement referred to in (i) above, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain real property, and (b) guarantee the obligations of our international subsidiary. Under the agreement referred to in (ii) above, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility will bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility will bear interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit will be issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. The term of the asset-based credit agreement is 5 years, and the term of the credit-linked credit agreement is 6 years. Subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the revolving credit facility by an amount of up to $15.0 million. Likewise, subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10.0 million. The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability under the revolving credit facility falls below $10.0 million, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

We are also parties to a series of cross-currency rate swap transactions with members of our existing bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At January 31, 2007 the fair value of the 2001 Swaps represented a liability of $13.1 million.

Additionally, in our effort to manage costs, we have entered into several energy hedges. At January 31, 2007 the fair value of these hedges was a liability of $2.1 million.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2007 (1,2)	$22.2
2008	3.4
2009	2.9
2010	3.0
2011	3.1
Thereafter	237.2

$271.8

(1)	Represents remaining obligations for the fiscal year ended April 30, 2007.
(2)	Includes $18.1 million due under revolving credit facility.

Cash Flow

Net cash provided by operating activities

We generated $30.4 million of cash from operating activities in the nine months ended January 31, 2007 as compared to $15.3 million in the nine months ended January 31, 2006. This increase in cash generated from operations was predominantly the result of the following: (i) a $6.9 million positive change in net earnings, (ii) a $6.8 million change in inventories as our mills shipped more out of inventory to meet customer demand, (iii) a $1.8 million positive change due to the prior year pre-payment of our property and casualty insurance premiums and real estate taxes, (iv) a $1.3 million increase in dividends received from equity investments in affiliates, (v) $1.2 million derived primarily from the current year receipt of funds from hurricane-related insurance claims, (vi) the current year receipt of $0.4 million released from an escrow account and (vii) a $3.9 million increase in changes in accounts payable and accrued expenses more than offsetting a $7.4 million decrease in changes in accounts receivable due to our continued focus on cash management initiatives.

Net cash used in investing activities

In the nine months ended January 31, 2007 and 2006, we used $16.5 million and $11.8 million of cash, respectively, in investing activities. This increase over last year was the result of $2.6 million of additional capital expenditures in the current period, $0.4 million less proceeds from the sale of property, plant and equipment and a small increase in restricted cash versus a minimal decrease in restricted cash in the prior year. Additionally, in the nine months ended January 31, 2007, we incurred $1.4 million of costs related to the proposed acquisition of a mill in Germany; no such costs were incurred in the nine months ended January 31, 2006. The costs are included in other long-term assets on the Condensed Consolidated Balance Sheets.

Net cash used in financing activities

In the nine months ended January 31, 2007, we used $11.1 of cash in financing activities as compared to having a nominal amount of cash provided by financing activities in the nine months ended January 31, 2006. This swing is due to having $9.6 million of net repayments of debt in the current nine-month period as compared to net borrowings of $1.7 million in the same nine-month period of the prior year offset by a $0.2 million change in cash overdrafts.

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

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the nine-month period ended January 31, 2007.

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

Goodwill

Effective May 1, 2002, we adopted FAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. The Company conducted an impairment test based on the estimated fair value of the underlying business as of November 1, 2006 and determined that there was no impairment. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2006 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

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

As of January 31, 2007, we had recorded a full valuation allowance on our deferred tax assets for US federal income tax purposes and will maintain such allowance until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowance on a quarterly basis.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a ($13.2) million effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a ($10.4) million effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Foreign Currency: We are exposed to changes in foreign currency rates with respect to the Euro, which is the functional currency for our International segment operations. We have transaction gains and/or losses in our International segment because they have purchases and sales denominated in non-Euro currencies. We also have translation gains and/or losses that result from translation of the results of operations of our International segment into US dollars for financial statement purposes. We estimate that a 10% change in exchange rates between the US dollar and the Euro would have an $0.8 million effect on our operating income on an annual basis.

Interest Rates/Cross-Currency Interest Rate Swaps: We have cross-currency interest rate swap agreements with two banks as described above. The 2001 Swaps have been designated as hedges against the existing intercompany loan to our European subsidiary. At January 31, 2007, the fair value of the 2001 Swaps represented a liability of $13.1 million and the results of hedge ineffectiveness related to these swap agreements during the nine months ended January 31, 2007 and 2006 were a $0.1 million loss and a $0.2 million gain, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2006 and the Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 2007, management identified a “material weakness” in our internal control over financial reporting solely due to the weakness described below.

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

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures. In conducting their re-evaluation, our Chief Executive Officer and Chief Financial Officer considered the nature and timing of our successful remediation of material weaknesses in internal control over financial reporting as discussed below in Changes in Internal Control Over Financial Reporting. In doing so, our Chief Executive Officer and Chief Financial Officer concluded that the remediation efforts completed effectively remediated the material weakness in internal control that gave rise to the errors described above. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b)	Changes in internal controls over financial reporting.

During the fiscal quarter ended January 31, 2007, no significant changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as noted below:

•

In response to the identified material weakness, our management, with oversight from our Audit Committee, dedicated resources to support our efforts to improve internal control over financial reporting in this area. Our remediation efforts included (i) enhancing our finance and accounting organization by hiring an employee who, in addition to our Corporate Controller and Accounting Manager – External Reporting, possesses the technical accounting expertise necessary to ensure the appropriate selection and application of accounting policies and accompanying disclosures to non-routine or complex transactions in accordance with accounting principles generally accepted in the United States, (ii) conducting a thorough review of our financial statements to ensure compliance with US GAAP and related disclosure requirements, and (iii) implementing new policies and procedures, and related controls in the affected area.

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

The Massachusetts Attorney General’s Office has asserted that we, at one or more of our Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. During the quarter ended October 31, 2006, we had agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $575,000 and agreeing to certain injunctive relief. As of that date, we had previously accrued a minimal amount in relation to these assertions, but based on new information, accrued the remainder of the $575,000 in the quarter ended October 31, 2006. Based upon further information, we accrued an additional $25,000 during the quarter ended January 31, 2007.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified us of our potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. We are one of at least 50 potentially responsible parties (“PRPs”) named thus far. The EPA alleges that hazardous substances were released from our now-closed Newark, NJ paperboard mill into the LPRSA. The EPA informed us that we may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that we pay $2,830,000 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave us the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to pay $250,000 toward the costs of the study. By joining the Group, we would also share in certain past and on-going legal fees and other costs of the Group. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, we believe any releases from our now-closed site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate our ultimate liability in the matter, including any liability for natural resource damages. Given the uncertainty, we, by letter dated June 16, 2006, informed the EPA of our intent to enter into the arrangement with the EPA and the Group and accrued the required $250,000 contribution during the first quarter.

ITEM 1A.	RISK FACTORS

No changes

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None

(b)	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

THE NEWARK GROUP, INC. AND SUBSIDIARIES

ITEM 5.	OTHER INFORMATION

On March 9, 2007, (I) we and our subsidiaries entered into a new asset-based senior secured revolving credit facility pursuant to a Loan and Security Agreement (the “ABL Credit Agreement”), with Wachovia Capital Markets, LLC and JPMorgan Securities Inc. as joint lead arrangers, whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85,000,000 (depending on our borrowing base), up to $25,000,000 of which may be used for loans directly to our International subsidiary and up to $15,000,000 of which may be used for letters of credit, and other financial accommodations, and (II) we and our domestic subsidiaries entered into a credit-linked facility pursuant to a Loan and Security Agreement (the “CL Credit Agreement”, and together with the ABL Credit Agreement, the “Credit Agreements”) with Wachovia Capital Markets, LLC and JPMorgan Securities Inc., as joint lead arrangers, whereby the lenders will provide to us a $15,000,000 term loan and a $75,000,000 credit-linked letter of credit facility, and other financial accommodations. Under the ABL Credit Agreement, we (i) granted the asset-based lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain real property, and (ii) guarantee the obligations of our international subsidiary. Under the CL Credit Agreement, we granted the credit-linked lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the credit-linked lenders on all ABL Priority Collateral. Borrowings under the ABL facility will bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the CL facility will bear interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit will be issued under the CL facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. The term of the ABL Credit Agreement is 5 years, and the term of the CL Credit Agreement is 6 years. Subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the revolving credit facility by an amount of up to $15,000,000. Likewise, subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000,000. The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability under the revolving credit facility falls below $10,000,000, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0.

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

Date: March 9, 2007
	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: March 9, 2007
	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)