Form 10-K
period 2007-04-30
NEWARK GROUP, INC
filed 2007-07-26
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter. Not Applicable

The number of common shares outstanding at July 15, 2007 was 3,600,652.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those filings and other filings with the Securities and Exchange Commission (the “SEC”) are available free of charge on our website (www.newarkgroup.com) via hyperlink to the SEC’s website (www.sec.gov). The documents are available for access as soon as reasonably practicable after such material is electronically filed with the SEC.

PART I

ITEM 1.	BUSINESS

The Company

Founded in 1912, The Newark Group, Inc. is an integrated producer of 100% recycled paperboard and paperboard products. Primarily, we manufacture core board, folding carton (predominantly uncoated) and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are a major North American producer of tubes, cores and allied products, and are a leading producer of laminated products and graphicboard in both North America and Europe. We also collect, trade and process recovered paper in North America and believe that we are among the five largest competitors in this industry. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries.

We have nearly 7,000 active customers and no single customer accounted for more than 3.2% and 2.9% of our sales in 2007 and 2006, respectively.

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated

THE NEWARK GROUP, INC. AND SUBSIDIARIES

products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging. In our Paperboard segment, we handle recovered paper and manufacture grades of recycled paperboard which are used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment, we convert paperboard into tubes, cores and allied products, solidboard packaging and laminated products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market. In 2007 and 2006, we generated consolidated sales of approximately $923.0 million and $852.4 million, respectively.

For additional disclosures of our business segments and our major customers, as well as financial information about geographic areas, see Item 8 – “Financial Statements and Supplementary Data”.

Raw Materials

The principal raw material used in the production of our 100% recycled paperboard is recovered fiber. The supply of recovered fiber is dependent upon collection activity from both the public and private sectors, and the volume of such collection, together with demand, affects the market price. We also purchase certain chemicals that are used in the manufacturing of paperboard.

In our Converted Products segment, approximately 9% of our total paperboard needs are purchased from third parties; we also purchase large amounts of adhesives used in laminating and in the manufacture of tubes and cores. Historically, the volatility of the prices of these other raw materials has not materially affected our results of operations, and we do not expect any volatility of these prices to have a material effect on our results of operations in the future.

Our Process and Our Products

As discussed above, we manufacture and convert 100% recycled paperboard, and operate in three reportable segments: Paperboard, Converted Products and International.

Paperboard Segment

Within this segment we operate 20 facilities in North America, equally split between paperboard mills and recovered paper plants. In 2007, our paperboard mills consumed approximately 43% of the paper acquired by our recovered paper plants which they used to produce various grades of paperboard required for the fabrication of folding cartons, rigid boxes, tubes and cores, as well as allied and other industrial products.

Recovered Paper—Through purchase and collection, we acquire, sort and bale recovered paper for use in our paperboard mills and for sale to third party mills. During 2007, of the 2.5 million total tons of recovered paper we acquired, 1.1 million tons were used internally while the remaining 1.4 million tons were sold to third parties. While there are more than 75 grades of recovered paper, we deal primarily in old corrugated containers (OCC), old newspaper (ONP) and mixed paper (MP), which represented approximately 61%, 13%, and 8% of our total volume, respectively, for 2007. Our recovered paper business is conducted through five regional offices located in Salem, Massachusetts; Newark, New Jersey; Moraine, Ohio; Mobile, Alabama; and Stockton, California.

We acquire recovered paper from various sources, the largest being retail stores that must dispose of large amounts of packaging material from their purchases. In 2007, we acquired approximately 42% of our recovered paper from such retail stores, 35% from industrial and commercial companies, 13% from small recycling companies, 8% from municipalities and regional recycling centers and 2% from large waste companies.

Approximately 73% of our recovered paper is purchased baled via brokerage transactions while the remainder is received in loose form. Loose recovered paper comes primarily from municipalities or regional recycling centers and, because of cost advantages, we attempt to maximize the amount of loose recovered paper received directly by our mills. Our recovered paper processing plants separate, sort and bale recovered paper by grade for use in our paperboard mills or for sale to third party customers. During 2007, we sorted and baled approximately 431,000 tons of recovered paper at our processing plants.

Recycled Paperboard Manufacturing—We operate 10 paperboard mills with total annual production capacity of 1.1 million tons of 100% recycled paperboard. Due to shrinkage arising from the removal of contaminants, it takes approximately 1.1 tons of recovered paper to produce 1.0 ton of 100% recycled paperboard. Although our mills consume various grades of recovered paper, our usage mix is predominately OCC (44%), ONP (25%) and MP (13%).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In the paperboard manufacturing process, recovered paper is mixed with water to create a solution that is known as stock. This stock is passed through equipment to clear away contaminants such as tape, wires, staples and plastic material, then fed into the paperboard machine where it is formed into a continuous moving layer of recycled paperboard. The water in the layer of paperboard is removed during several stages of draining, pressing and drying. At the majority of our mills, the dried layer of paperboard is wound into rolls or sheeted and palletized. At our Fitchburg, Massachusetts paperboard mill, we produce a three-ply laminated sheet of graphicboard utilizing two paper machines. One paperboard machine manufactures the top and bottom layers of the laminated sheet. The second machine manufactures the middle ply, which is laminated with the paperboard from the first machine in a continuous in-line process. The resulting laminated paperboard is cut into sheets and automatically stacked onto pallets. Laminating, sheeting and palletizing are completed in an automated, continuous in-line process. Rolls and palletized sheets from all mills are shipped to third-party customers or to facilities in our Converted Products segment for further processing.

We manufacture many different grades of 100% recycled paperboard, including plain chip/industrial grades (41%), core board grades (18%), folding boxboard grades (13%) and laminating and laminated grades (10%), with the balance consisting of specialty grades. Plain chip grades are used primarily in the production of simple protective packaging products and rigid boxes. These products include partitions, corner boards and layer pads for separating layers of cans and bottles. The core board grades are used to manufacture spiral wound and convolute wound tubes and cores of all kinds and sizes. Laminating grades (grades to be laminated by the customer) and laminated grades (grades already laminated at our paperboard mills) are used to produce heavyweight boards used in the production of book covers, loose-leaf binders, solidboard packaging, game boards, jigsaw puzzles and other products. Folding boxboard grades are used for manufacturing folding cartons and other products requiring creasing and bending of the paperboard in the manufacturing process.

Converted Products Segment

We operate 25 converting plants in North America. In 2007, these plants consumed, as their primary raw material, approximately 31% of the recycled paperboard produced in our paperboard mills. Our Converted Products segment contains three product lines: (i) laminated products and graphicboard; (ii) tubes, cores and allied products; and (iii) solidboard packaging.

Laminated Products/Graphicboard Manufacturing—Our laminated products and graphicboard are manufactured in 5 converting plants. Primarily, these facilities receive sheets of laminated board from our Fitchburg mill and cut them to meet customer specifications, yet they also have the ability to laminate rolls of recycled paperboard by gluing together two to five layers to form a heavyweight board that is then further processed. Our converting plants can also customize laminated board to produce specialized products, such as by laminating foam to board for use in the manufacture of padded boards for specialty albums and books. Additionally, we produce pieces with hinge materials attached for use by our customers in making folding game boards and sample books. We have broad capabilities across a wide range of sheet calipers and dimensions.

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

Solidboard Packaging Manufacturing—For approximately two years, we have been attempting to create a North American market for solidboard packaging products, which we manufacture in a converting plant in Madera, California. Solidboard packaging has been and continues to be a principal product line in our International segment. During the solidboard packaging manufacturing process, we laminate layers of paperboard which are then cut into heavyweight sheets. These sheets are then used to form boxes and trays for packaging fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. The laminating process enables us to include different materials in the heavyweight sheet, such as a moisture barrier or preprinted film, for a high quality graphic presentation. Most of our solidboard packaging products are used as a substitute for other materials when superior moisture barrier properties are required. The recyclable nature of our products minimizes difficulties our customers

THE NEWARK GROUP, INC. AND SUBSIDIARIES

would otherwise have with the recycling of packaging materials such as wax-saturated corrugated containers, wood and plastic. We expect North American acceptance of solidboard products, if it indeed materializes, to continue to be slow-coming.

International Segment

We operate 7 plants in Europe that manufacture similar products through similar processes to those described in our Paperboard and Converted Products segments. Although we do not operate recovered paper plants in Europe, we have investments in 3 recovered paper companies that operate in Spain and France; two other paper manufacturers own the balance of these 3 companies. We purchase most of our recovered paper needs from these businesses.

We operate 2 paperboard mills in Spain that produced approximately 211,000 tons of 100% recycled paperboard in 2007. Of this production, approximately 38% was graphicboard sheets, 34% was core board grades, 26% was laminating grades and the remainder was specialty grades. Our mill in Alcover, Spain, produces graphicboard sheets in the same manner as our Fitchburg, Massachusetts mill in our Paperboard segment.

We operate 5 converting plants in Europe: two in Spain and one in each of The Netherlands, France and Germany. We also convert graphicboard at out paperboard mill in Alcover, Spain. Our converting plants consume approximately 47% of our paperboard production, of which approximately half is converted into solidboard packaging with the other half being graphicboard that is converted from sheets to smaller sizes specified by our customers.

Solidboard packaging is a major product line of our International segment. We produce boxes, trays and sheets, mainly for the packaging of fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. With annual production of approximately 126,000 tons in 2007, we believe we are the second-largest producer of solidboard packaging in Western and Central Europe.

Sales and Customers

During 2007 and 2006, we had consolidated sales of approximately $923.0 million and $852.4 million, respectively. We have nearly 7,000 active customers and have no significant customer concentration, though many of our customers purchase products from more than one of our product lines. For 2007, our largest customer accounted for approximately 3.2% of total sales. We sell our products in over 60 countries around the world, mainly to the US and Canada. Outside of North America, Spain accounts for the most sales at approximately 8%, followed by Germany with approximately 3%, and The Netherlands, the United Kingdom, France and China with approximately 2% each.

Paperboard Segment

In the Paperboard segment we sell recovered paper and 100% recycled paperboard. During 2007, we had consolidated sales to third parties of approximately $469.9 million.

The majority of our sales of recovered paper are made to other paper manufacturers in North America. During 2007, approximately 57% of the recovered paper we sold, or 1.4 million tons, was sold to such third parties. We directly export recovered paper to Canada and to several countries in South America, and export to numerous other countries around the globe through a brokerage agreement with an international organization.

Our 100% recycled paperboard is supplied to our Converted Products segment and sold to third party converters. During 2007, we sold approximately 692,000 tons of 100% recycled paperboard to third parties. Our sales are highly diversified as to end market, with the core board market representing the largest market, accounting for 29% of our total sales.

Converted Products Segment

During 2007, we had consolidated sales of approximately $282.2 million in the Converted Products segment. This segment consists of three product lines: (i) laminated products and graphicboard, (ii) tubes, cores and allied products, and (iii) solidboard packaging.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In our laminated products and graphicboard product line, we sell the solid component for the covers of hardbound books and loose-leaf binders. We also sell laminated paperboard to the board game and jigsaw puzzle markets. We sold approximately 140,000 tons of laminated products and graphicboard in 2007.

In our tubes, cores and allied products product line, our customers are manufacturers of paper, paperboard, plastic films, metal foils, fabrics, tapes, and labels. We provide our paperboard mill customers converting and finishing services, as well as supplies such as paper roll wraps and roll end covers. We also sell tubes that are used as forms for pouring concrete columns. We sold approximately 194,000 tons of tube, core and allied products in 2007.

As noted earlier, the North American solidboard packaging market continues to be in the developmental stage. Solidboard packaging products are primarily sold to growers and wholesalers of fruits and vegetables and to producers of meat and poultry. Solidboard packaging is one of our principal product lines in Europe and we believe that acceptance of these products in North America, if it occurs, will continue to take time.

International Segment

During 2007, we had consolidated sales of approximately $170.9 million in the International segment. This segment consists of our European operations’ sales of 100% recycled paperboard, graphicboard and solidboard packaging.

Our 100% recycled paperboard and graphicboard is supplied to our converting operations as well as sold to third parties from our two paperboard mills in Spain. Sales of 100% recycled paperboard are primarily from our mill near Pamplona, Spain. Standard core board is sold to tube and core manufacturers and lightweight core board is sold to tissue and towel manufacturers. We sold approximately 65,000 tons of core board in 2007 primarily to companies located in Spain and Portugal, including one Portuguese company in which we have a minority investment.

We sell sheets of graphicboard to the book and loose-leaf binder markets directly from our paperboard mill in Alcover, Spain. In 2007, we sold approximately 22,000 tons of these sheets. Most of these graphicboard sheets are converted into smaller sizes at our converting operations, and in 2007, we sold approximately 46,000 tons of converted graphicboard. We sell graphicboard in approximately 35 countries around the world, with approximately 56% of total sales made in Spain and Portugal, 39% in other European countries and the balance around the world.

In 2007 we sold approximately 110,000 tons of solidboard packaging products, of which 94% was to European countries, mainly Spain, Germany, The Netherlands, Belgium, France, and the United Kingdom. Smaller quantities are exported to the United States and countries in Africa and Latin America.

Competition

Our competitors are manufacturers and converters within the various product markets of the 100% recycled paperboard industry, as well as manufacturers of similar products using other materials. We compete primarily within geographic areas in our markets on the basis of price, quality and service. Our competitors include large, vertically integrated paperboard companies that may have greater financial resources than we do, as well as numerous smaller niche players. Our competitors include Rock-Tenn Company, Caraustar Industries, Inc. and Sonoco Products Company in North America, and Smurfit Kappa Group and Eska Graphic Board B.V. in Europe.

Employees

At April 30, 2007, we had a total of 3,169 employees. In North America, which consists of our Paperboard and Converted Products segments as well as our domestic corporate office, we had a total of 2,545 employees, of whom 678 were salaried and 1,867 were hourly. Our International segment had a total of 624 employees, all of whom were salaried, with 184 working in plant offices or as plant management and 440 working in manufacturing shifts at our plants. A significant amount of our employees worldwide are covered by labor agreements which, if not negotiated successfully, could adversely affect our results of operations and cash flows. See “Risks Related To Our Business.”

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Environmental Matters

Our operations are subject to many complex federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, air emissions, wastewater and storm water discharges and the use, management and disposal of hazardous and non-hazardous material and waste. These requirements affect our daily operations and there can be no assurance that we have been, or will be at all times, in complete compliance with these requirements. To maintain compliance, we have been required to modify operations and/or make capital investments. Capital expenditures for environmental control activities were not material in 2007 and are not expected to be material in 2008. Noncompliance could result in penalties, the curtailment or cessation of operations or other sanctions, which could be material.

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediation of the contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. The Company has identified environmental contamination at three of our closed facilities that may require remediation upon retirement of these assets. Factors affecting whether remediation may be required include, but are not limited to, the structure of any potential sale agreement and any governmental assessment of the sites. A liability has not been recognized in our financial statements as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time. See Note 11 to the attached consolidated financial statements for additional information.

We believe, based on current information, that we will not materially be adversely affected by any costs or other liabilities we may incur relating to environmental matters. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities which could materially adversely affect our financial condition or results of operations.

Backlog Orders

Our business is principally a make-to-order business with orders normally filled within two to four weeks. The Company considers backlog to be an industry indicator of the overall strength in our markets with a longer backlog indicating stronger market demand. Senior management of the Company reviews backlog on a weekly basis.

ITEM 1A.	RISK FACTORS

Risk Factors

These risk factors should be carefully considered in addition to information in our financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected.

Risks Related to Our Indebtedness

We have substantial debt outstanding and may incur additional indebtedness that could negatively effect our business and prevent us from fulfilling our debt obligations.

As of April 30, 2007, our total consolidated debt was approximately $290.1 million. Our indebtedness could:

•	make it more difficult for us to satisfy our obligations under our 9 3/4% Senior Subordinated Notes (the “Notes”) and our other debt;

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

In addition, we may be able to incur substantial additional indebtedness in the future, which may increase the risks described above. Although the terms governing our senior secured revolving credit facilities and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. For example, we may borrow additional amounts to fund our capital expenditures and working capital needs or we may also incur additional debt to finance future acquisitions. The incurrence of additional indebtedness could make it more likely that we will experience some or all of the risks associated with substantial indebtedness.

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

Our ability to make payments on and to refinance our indebtedness, as well as to fund our operations, depends on our ability to generate cash in the future. Our future operating performance is subject to certain market conditions and business factors that are beyond our control. Consequently, we cannot give assurance that we will generate sufficient cash flow to pay the principal, premium, if any, and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. We cannot provide assurance that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot provide assurance as to the terms of any such transaction or how quickly such transaction could be completed. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition at the time;

•	restrictions in our asset-based and credit-linked credit facilities, the indenture governing the Notes and the agreements governing our other indebtedness; and

•	other factors, including the condition of the financial markets and our industry.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt-holders could declare all outstanding principal and interest to be due and payable;

•	our senior secured lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our failure to comply with debt covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their due date.

Our ability to incur additional debt, and in certain cases refinance outstanding debt, is significantly limited or restricted under the agreements relating to our existing debt. Our credit agreements governing our senior secured revolving credit facility and the indenture governing the Notes contain covenants that, among other things, limit our ability to:

•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell substantially all of our assets;

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock and prepay other debt;

•	make investments and acquisitions;

•	enter into certain transactions with affiliates;

•	make capital expenditures;

•	materially change our business;

•	sell assets;

•	amend our debt and other material agreements;

•	make investments in unrestricted subsidiaries; or

•	make distributions from our subsidiaries.

In addition, the credit agreements governing our senior secured revolving credit facilities require us to meet specific financial tests. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we were unable to meet such an accelerated repayment schedule or otherwise refinance these borrowings, our lenders could foreclose on our assets, which would prohibit us from making any payments on our other indebtedness. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms.

Risks Related to Our Business

Market fluctuations in the availability and costs of raw materials are beyond our control and may adversely affect our business by increasing our costs.

Our primary raw material is recovered paper. The cost of recovered paper has fluctuated greatly because of factors beyond our control, such as market and economic conditions and seasonality. Our North American recovered paper cost per ton of paperboard produced, defined as the sum of purchased recovered paper and related shipping, handling and administrative expenses divided by tons of paperboard produced, averaged $123 in 2007, 14% higher than in 2006 and 24% higher than 2004 levels, though we experienced a 7% drop in average cost in 2005. Increases in the cost of recovered paper can significantly reduce our profitability. Although we have historically attempted to raise the selling prices of our products in response to raw material price increases, when raw material prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the

THE NEWARK GROUP, INC. AND SUBSIDIARIES

price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margin during all periods of cost increases due to customary time lags in implementing our price increases. We cannot assure you that we will be able to recover any future increases in the cost of recovered paper. However, we rely on our contractual and other relationships with certain of our suppliers, such as municipalities, to ensure availability at stable costs. If we are unable to maintain these relationships, the cost of our raw materials could increase, which could adversely affect our operating margins and profitability. See “Business—Raw Materials.”

Our operating margins and profitability may be adversely affected by rising freight costs.

Fluctuations in the price of crude oil have direct impacts on our freight costs for both the products we ship and those we receive. Although we experienced a 3% decrease in freight costs for products we shipped in 2007 to $97.0 million, these costs were still 19% higher than 2002 levels. Freight costs for products we shipped in 2006 and 2005 were $99.7 million and $96.6 million, respectively. We cannot assure you that we will be able to recover any future increases in the cost of freight, and even if we are able to do so, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Our operating margins and profitability may be adversely affected by rising energy costs.

Excluding recovered paper, freight and labor, energy is our most significant manufacturing cost. Energy costs consist of purchases of electricity and fuel which are used to generate steam for use in operating our paperboard machines and other equipment. The average energy cost in our North American mill system has increased steadily for several years, averaging approximately $73 per ton in 2005, $88 per ton in 2006 and $90 per ton in 2007. This increase has been due to increases in North American natural gas, fuel oil and electricity prices. Over the last two years, energy costs have also risen in our International segment as a result of escalating natural gas prices in Western Europe. During 2005, energy costs averaged €30 per ton of paperboard produced, then rose 33% in 2006 to an average of €40 per ton and rose another 43% in 2007 to an average of €58 per ton of paperboard produced.

In instances where energy prices have increased rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margins during all periods of cost increases due to customary time lags in implementing our price increases. We expect that energy prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and uncertainties regarding the outcome and implications of such events. Although we continue to focus on controlling our energy costs, and consider ways to factor energy costs into our pricing, we cannot give assurance that we will be able to pass increased energy costs through to our customers. In an effort to help manage our energy costs, during the last quarter of 2006 we installed a turbine engine in our paperboard mill in Los Angeles to generate a portion of the energy required to run that mill, and installed another turbine engine in our Fitchburg, Massachusetts mill in the third quarter of 2007 with the same purpose. In addition, we attempt to limit our energy price risk by buying forward contracts for some of our future energy requirements, but there cannot be any assurance that these activities will adequately protect us. As a result, our operating margins and results of operations could be adversely affected.

The cyclicality of our industry could negatively impact our sales volume and revenues and our ability to respond to competition or take advantage of business opportunities.

Our operating results tend to reflect the general cyclicality of the business in which we operate. This general cyclicality along with the capital-intensive nature of our industry has contributed to past price competition and volatility within the industry. Prices for our products may decline due to weak customer demand or increased production by our competitors. Over the last six years, we have taken downtime and have closed six paperboard mills based on prevailing market demand for our products, and we may continue to take downtime at our existing facilities or close additional mills, which could adversely affect our operating results and cash flows. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our leveraged financial position, may adversely affect our ability to respond to competitive pressures and to other market conditions or to otherwise take advantage of business opportunities.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our industry is highly competitive and price fluctuations and volatility could diminish our sales volume and revenues.

The industry in which we operate is highly competitive. Our competitors include large, vertically integrated paperboard and packaging companies, including Rock-Tenn Company, Caraustar Industries, Inc. and Sonoco Products Company in North America, and Smurfit Kappa Group and Eska Graphic Board B.V. in Europe, along with numerous smaller paperboard and packaging companies. We also compete indirectly with manufacturers of similar products using other materials. The industry in which we compete is particularly sensitive to price pressure as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have greater access to resources. These companies may be better able to adapt quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close such facilities, which would negatively affect our results of operations and our financial condition. See “Business—Competition.”

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our inability to effectively address these risks could force us to incur unanticipated expenses or otherwise adversely affect our results of operations.

Our revenues and earnings could be adversely affected by foreign regulations and changes in economic conditions in the foreign countries in which we operate our business.

We have manufacturing operations in Europe where we generated approximately 18% of our net sales in both 2007 and 2006. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. Significant factors that may adversely affect our revenues and increase our costs include:

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

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and reduced customer demand for food containers can adversely affect our revenues and our operating results. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

If negotiations for renewals of our various labor agreements are not successful, our operations could be subject to interruptions, which would adversely affect our results of operations and cash flows.

A significant number of our employees in North America are governed by 17 collective bargaining agreements covering 17 facilities that expire between June 1, 2007 and December 1, 2009, with five of these agreements expiring within the next fiscal year. Substantially all of our employees at our facilities outside of North America are governed by agreements that have either already expired or will do so before September 1, 2009. Those that have already expired are for locations covered by either local or national labor agreements and are currently being renegotiated. If we are unable to successfully renegotiate the terms of any of our agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be adversely affected.

We are controlled by a few principal stockholders who have the ability to determine the election of our directors and the outcome of all other issues submitted to our stockholders.

Edward K. Mullen, our vice chairman, and his son Robert H. Mullen, our chief executive officer, president and chairman of the board, and their respective affiliates beneficially own approximately 83% of our outstanding common stock. As a result, the Mullen family is able to control the actions and policies of our company, including:

•	electing a majority of our directors; and

•	approving mergers, sales of assets or other significant corporate transactions or matters submitted for stockholder approval.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The interests of these owners may differ from those of other stakeholders in the Company in significant respects. For example, they may wish to pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt. See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

We believe, based on current information, that any costs or other liabilities we may incur relating to environmental matters will not materially adversely affect us. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities which could materially adversely affect our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

THE NEWARK GROUP, INC. AND SUBSIDIARIES

ITEM 2.	PROPERTIES

We believe our facilities are appropriately insured, properly maintained and equipped with machinery suitable for their use. A table summarizing our manufacturing plants and corporate offices is provided below.

Type of Facility	Number of Facilities	Locations
CORPORATE OFFICE
The Newark Group, Inc. Headquarters	1	Cranford, NJ (leased).

PAPERBOARD

Paperboard Mills	10	Milwaukee, WI; Bradford, MA; North Hoosick, NY; Los Angeles, CA; Franklin, OH; Santa Clara, CA; Baltimore, OH; Mobile, AL; York, PA; Fitchburg, MA.

Recovered Paper Plants & Offices	10	Newark, NJ; Salem, MA; Webster, MA; Moraine, OH; Green Bay, WI; Mobile, AL (leased); Shreveport, LA; Tallahassee, FL; Stockton, CA; San Jose, CA.

CONVERTED PRODUCTS

Graphicboard Plants	5	Newark, NJ (leased); Franklin, OH; Chicago, IL; Los Angeles, CA; Fitchburg, MA.

Solidboard Plants	1	Madera, CA (leased).

Tube, Core, and Allied Product Plants	19	York, PA; Chicopee, MA; Greenville, PA; Lawrence, MA; Monmouth, ME (leased); Mississauga (Toronto) Ontario, Canada; Cedartown, GA; Atlanta, TX; Bay Minette, AL; Jacksonville, FL; Rural Hall, NC; Oshkosh, WI (leased); Neenah, WI (leased); New London, WI; Longview, WA; Aurora, CO (leased); Ontario, CA (leased); Newark, NJ; Richmond, British Columbia, Canada.

INTERNATIONAL

Paperboard Mills	2	Alcover, Spain; Villava, Spain.

Graphicboard Converting Plants	1	Berlin, Germany (leased); (also have graphicboard operations at our Alcover, Spain, mill property.)

Solidboard Converting Plants	4	Plélo, France; Zutphen, Netherlands; Ibiricu de Egües, Spain; Esparraguera, Spain.

International Corporate Office	1	Barcelona, Spain (leased).

TOTAL	54	11 Locations leased.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. We believe that these matters will not have a material adverse effect on our financial position or results of operations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of The Newark Group’s shareholders was held on July 20, 2007, at which time the Board unanimously re-elected the full, current slate of directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each of the years in the five-year period ended April 30, 2007, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended April 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Income Statement Data:
Net sales	$923,035	$852,371	$882,084	$787,607	$798,230
Cost of sales	815,917	756,031	778,393	694,395	699,603
Gross profit	107,118	96,340	103,691	93,212	98,627
Selling, general and administrative expenses	82,548	78,617	85,144	87,086	80,036
Restructuring and impairment costs (1)	708	2,562	1,710	11,978	11,578
Operating income (loss)	23,862	15,161	16,837	(5,852)	7,013
Interest expense	27,448	26,385	25,075	16,856	9,394
Loss on extinguishment of debt (2)	—	—	—	10,824	—
(Loss) earnings from continuing operations before income taxes and cumulative effect of accounting change	(464)	(10,204)	(2,112)	(32,594)	1,346
Income tax expense (benefit)	3,711	6,096	(999)	(16,275)	575
(Loss) earnings from discontinued operations (net of tax) (3)	—	—	(59)	—	(1,802)
Cumulative effect of accounting change (net of tax) (4)	—	—	—	—	14,604
Net (loss) earnings	(4,175)	(16,300)	(1,172)	(16,319)	13,569

Balance Sheet Data:
Cash and cash equivalents	$11,806	$6,688	$5,692	$2,903	$9,845
Working capital	91,060	53,074	69,574	68,308	70,475
Total assets	616,102	583,207	602,785	607,775	608,883
Total debt	290,134	281,001	257,317	255,789	233,881
Temporary and permanent equity (5)	145,847	146,097	164,577	170,675	188,217

Other Financial Data
Capital expenditures	19,959	20,196	18,732	23,976	53,630
Depreciation and amortization	34,478	34,100	32,862	31,524	28,176

(1)	Represents costs associated with permanent closure of locations. See Note 10 to audited consolidated financial statements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(2)	Part of the March 12, 2004 cost to refinance the Company includes extinguishment of debt, which is comprised of $9.9 million for a make-whole payment to prior lenders and $0.9 million of deferred financing costs related to the prior debt.
(3)	Includes earnings from operations of Bertako, S.L. prior to the sale of that subsidiary on August 31, 2002. Also includes loss on the sale of Bertako, S.L. in fiscal 2003 and a loss on the sale of the assets of the cogeneration plant in fiscal 2005.
(4)	Reflects the change in method of depreciating property, plant and equipment from an accelerated method of depreciation to the straight-line method.
(5)	See Notes 12 and 18 to the consolidated financial statements for a discussion of certain of our repurchase obligations with respect to our common stock and the resulting classification of the redemption value thereof as temporary equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1912, The Newark Group, Inc. is an integrated producer of 100% recycled paperboard and paperboard products. Primarily, we manufacture core board, folding carton (predominantly uncoated) and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are a major North American producer of tubes, cores and allied products, and are a leading producer of laminated products and graphicboard in both North America and Europe. We also collect, trade and process recovered paper in North America and believe that we are among the five largest competitors in this industry. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. We have nearly 7,000 active customers and no single customer accounted for more than 3.2% and 2.9% of our sales in 2007 and 2006, respectively.

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging. In our Paperboard segment, we handle recovered paper and manufacture grades of recycled paperboard which are used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment, we convert paperboard into tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market. For the fiscal year ended April 30, 2007, sales within the Paperboard, Converted Products and International segments represented 51%, 31% and 18% of total sales, respectively.

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

Sales volumes are impacted by the very competitive environment in which we operate. Overcapacity has plagued the paperboard industry over the last seven years, and although much has been taken off-line by industry-wide mill shutdowns over that same period, we believe there may still be some overcapacity remaining. In September 2005, we announced the closure of our Natick, Massachusetts mill, which represented the sixth mill we have closed over the past six years. As a result of these closures, and a shift of business to other mills, our paperboard mills’ capacity utilization rate has risen from a low of 89% in 2002 to 95% for 2007. Our capacity utilization rate in 2006 was 94%, with the lower rate partially attributable to our loss of twenty machine days of production in our southeastern US mill due to Hurricanes Dennis and Katrina.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced was $75 per ton in fiscal 2002 but has risen to $123 per ton in fiscal 2007, a 64% increase. Our North American recovered paper cost per ton of paperboard produced in 2006 was $108.

Freight charges, incurred on both the products we deliver and the products we receive, are a material cost for us. Freight charges for products we sold in 2007 were $97.0 million, a 3% decrease from the $99.7 million total for 2006, but 19% higher than 2002 levels. Higher diesel costs from just a few years ago and more stringent delivery regulations have been the driving forces behind the escalating freight costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system has increased substantially in recent years, averaging approximately $90, $88 and $73 per ton of paperboard produced in fiscal years 2007, 2006 and 2005, respectively, as compared to $43 per ton in 2000. This increase is primarily due to overall increases in natural gas, fuel oil and electricity prices. We expect that prices may remain at an elevated level in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. Although energy prices in North America have stabilized and even decreased from this time last year, our average energy cost per ton of paperboard produced in our North American mills was 1% higher in 2007 than in 2006 due to the Company’s active natural gas hedging program. This program put hedging contracts into place well before the start of the 2006 hurricane season, which was predicted to be very active and damaging. As the hurricane season turned out to be extremely mild, the hedges that settled during 2007 finished out of the money, whereas the hedges that settled during the same period last year settled well in the money. Energy costs in Western Europe, particularly relating to natural gas, began to rise significantly in our fourth quarter of fiscal 2006 and continued to rise through the early parts of our current fiscal year. As in North America, prices have stabilized some in the latter half of fiscal 2007, but remain at elevated levels. These elevated energy costs continue to have a negative impact on the operating results in our International segment. Comparing the fiscal years 2007 and 2006, per ton energy prices have increased 43% on a Euro basis, to an average of €58 per ton of paperboard produced in the current period versus €40 per ton in the prior year. Factoring in the weakening of the US dollar in relation to the Euro when comparing the years ended April 30, 2007 and 2006 (where average exchange rates were 1.29 and 1.21 EUR/USD, respectively), energy prices have increased 48% per ton of paperboard produced on a US dollar basis.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. During our second quarter ended October 31, 2005, in an effort to offset increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments. This surcharge was replaced with a permanent price increase of approximately the same amount in February 2006. Additionally, a price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers and a price increase on all grades of uncoated recycled paperboard became effective for North American customers at the beginning of March 2007. When comparing the fiscal year 2007 to 2006, average sales price for our converted products and recycled paperboard increased 3% and 2%, or $23 per ton and $10 per ton, respectively.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Year Ended April 30,
(in thousands)	2007	2006	2005
Net Sales
Paperboard	$469,949	$433,531	$464,057
Converted Products	282,205	267,270	262,903
International	170,881	151,570	155,124

Total	$923,035	$852,371	$882,084

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Year Ended April 30,
(in thousands)	2007	2006	2005
Cost of Sales
Paperboard	$406,607	$378,405	$403,070
Converted Products	266,020	253,808	252,211
International	143,290	123,818	123,884
Corporate	—	—	(772)

Total	$815,917	$756,031	$778,393

SG&A
Paperboard	$32,417	$32,219	$33,925
Converted Products	20,200	20,153	21,444
International	14,197	12,898	14,302
Corporate	15,734	13,347	15,473

Total	$82,548	$78,617	$85,144

Restructuring & Impairments
Paperboard	$429	$1,768	$1,309
Converted Products	279	628	401
Corporate	—	166	—

Total	$708	$2,562	$1,710

Operating Income (Loss)
Paperboard	$30,496	$21,140	$25,753
Converted Products	(4,294)	(7,319)	(11,153)
International	13,394	14,853	16,938
Corporate	(15,734)	(13,513)	(14,701)

Total	$23,862	$15,161	$16,837

The following table sets forth certain items related to our audited consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended April 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.4	88.7	88.2
Selling, general and administration expenses	8.9	9.2	9.7
Restructuring and impairments	0.1	0.3	0.2
Operating income	2.6	1.8	1.9
Interest expense	3.0	3.1	2.8
Income tax expense (benefit)	0.4	0.7	(0.1)
Net loss	(0.5)	(1.9)	(0.1)

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Results of Operations

Year Ended April 30, 2007 Compared to Year Ended April 30, 2006

Overview

Net Sales. Net sales in 2007 increased $70.6 million to $923.0 million, up from $852.4 million in 2006. This 8% improvement was driven by higher sales prices across all segments, along with increased volumes in our domestic mills and converting operations. The increase was also positively affected by the weakening of the US dollar versus the Euro. Slightly offsetting these gains were drops in volumes in our international mills and converting operations.

Cost of Sales. Cost of sales was $815.9 million in 2007, 8% higher than in 2006 when the total was $756.0 million. Significant jumps of 30% and 14% in our cost of recovered paper per ton of paperboard produced in our foreign and domestic mills, respectively, led the rise along with a 48% increase in energy costs per ton of paperboard produced in our foreign mills. Also contributing to the elevated cost of sales were higher volumes in our domestic mill and converting operations, increased freight costs in our domestic converting operations and in our International segment and the change in foreign currency exchange rates noted above. Partially offsetting these increases were gains from the sales of air emission credits and water rights, as well as lower freight costs, in our Paperboard segment.

SG&A. SG&A increased to $82.5 million in 2007, a 5% increase over the $78.6 million in 2006. Higher professional fees and compensation, along with the weakening of the US dollar in relation to the Euro, account for this increase.

Restructuring and Impairments. We incurred $0.7 million of restructuring charges in 2007, a 72% decrease from $2.6 million in 2006. Current year charges reflect costs to maintain facilities shut down in prior periods, while approximately half of the 2006 charges related to the closing of our Natick, Massachusetts mill which was announced in September 2005. The remainder of the 2006 charges was attributable to costs to exit previously shut down facilities. Of the $2.6 million total in 2006, approximately $0.9 million was non-cash impairment charges on fixed assets; there were minimal such charges in 2007.

Operating Income. Operating income increased 57% in 2007 to $23.9 million from $15.2 million in 2006. Higher sales prices across all segments, gains from the sales of air emission credits and water rights and higher volumes in our domestic mill and converting operations more than offset higher recovered paper costs, both domestically and overseas, increased energy costs and lower volumes in our International segment.

Paperboard

Net sales for 2007 in the Paperboard segment were $469.9 million, a $36.4 million, or 8%, increase from $433.5 million in 2006. Accounting for this increase were a 13% increase in the price of waste paper sold to third parties, as well as 3% and 2% increases in the volume and sales prices, respectively, of our recycled paperboard.

Cost of sales was $406.6 million in 2007, 8%, or $28.2 million, higher than $378.4 million in 2006. Driving the increase was a 14%, or $15 per ton, jump in our cost of recovered paper per ton of paperboard produced, along with a 2% increase in total energy costs and the noted increase in paperboard volumes. Offsetting the increase were $3.5 million in gains from the sales of certain air emission credits at one of our California locations and a gain of $0.8 million from the sale of water rights at a different California location. Also, despite the paperboard volume increases, total 2007 freight costs decreased $4.3 million, or 6%, from 2006 levels.

Restructuring costs decreased 76% in 2007 to $0.4 million from $1.8 million in 2006. Current year charges mainly relate to the maintenance and dismantling of facilities closed in prior years while the majority of 2006 charges related to the closing of our Natick, Massachusetts mill which was announced in September 2005. Included in the $1.8 million charge for 2006 was $0.6 million of non-cash impairment charges related to the Natick mill; there were no such impairment charges in 2007.

Our mill utilization rates were 95% in 2007, a slight increase from 94% in 2006. The lower rate in 2006 was partially affected by our loss of 20 machine days at one of our mills due to Hurricanes Katrina and Dennis, as well as some lost business due to our vigilance in implementing certain pricing initiatives.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A in 2007 was $32.4 million, less than 1% higher than the $32.2 million in 2006.

Operating income for the Paperboard segment increased 44%, or $9.4 million, to $30.5 million in 2007 from $21.1 million in 2006. The higher sales prices and volumes, gains from the sales of air emission credits and water rights, and lower freight and restructuring charges more than offset higher costs of recovered paper and energy.

Converted Products

Net sales in the Converted Products segment increased $14.9 million, or 6%, in 2007 to $282.2 million from $267.3 million in 2006, pushed higher by 3% increases in both volume and sales price.

Cost of sales was $266.0 million in 2007, 5%, or $12.2 million, higher than $253.8 million in 2006. A 4% increase in freight costs, a 3% increase in per ton raw material paperboard costs and the 3% volume increase are what spurred the rise in cost of sales.

Restructuring costs decreased 56% to $0.3 million in 2007 from $0.6 million in 2006. Current year charges are made up of net lease termination costs on a facility in Stockton, CA as well as the costs to maintain previously shut-down facilities, whereas the majority of prior year charges reflect dismantling and impairment charges for a facility which ceased operations in a prior year. Non-cash asset impairment charges in 2007 were minimal but were $0.3 million in 2006.

SG&A remained flat from 2006 to 2007 at $20.2 million.

Operating income improved 41%, or $3.0 million, from a loss of $7.3 million in 2006 to a loss of $4.3 million in 2007. Increases in sales price and volume, along with lower restructuring costs, more than offset the increased raw material paperboard and freight costs.

International

Net sales in the International segment were $170.9 million in 2007, $19.3 million, or 13% higher than the $151.6 million of sales in 2006. The 8% weakening of the US dollar versus the Euro accounts for a large part of the increase, with spot rates changing from 1.24 USD/Euro to 1.37 USD/Euro as of April 30, 2006 and 2007, respectively. Adding to the rise in net sales were sales price increases of 16% and 9% in our mill and converting operations, respectively, though mill volume decreased 2% while converting operations volume dropped 1%. Excluding the effects of changes in foreign currency exchange rates, sales prices increased 9% in our mills and 2% in our converting operations.

Cost of sales was $143.3 million 2007, 16%, or $19.5 million, higher than the $123.8 million in 2006, largely due to a 48% jump in energy costs per ton of paperboard produced. Also contributing to the increase were the swing in exchange rates between the US dollar and the Euro, a 30% rise in the recovered paper cost per ton of paperboard produced and a 7% increase in overall freight costs. Excluding the effects of changes in foreign currency exchange rates, our energy costs per ton of paperboard produced rose 43% and our recovered paper cost per ton of paperboard produced increased 22%.

SG&A expenses in 2007 were $14.2 million, 10% higher than $12.9 million in 2006, primarily due to the weakening of the US dollar. Also contributing to the increase were higher allocated corporate expenses and the recording of a deductible on an insurance claim.

Operating income in 2007 for the International segment was $13.4 million, a $1.5 million decrease from 2006. The increases in both energy and recovered paper costs, along with higher allocated corporate expenses more than offset realized price increases in both our mills and converting operations.

Corporate

Unallocated corporate expense increased to $15.7 million in 2007, a $2.2 million, or 16%, increase from $13.5 million in 2006. The majority of the increase is due to higher compensations costs, with the remainder attributable to higher professional fees and legal settlements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Other (Expense) Income

Interest expense increased to $27.4 million in 2007 from $26.4 million in 2006, primarily due to a 6% increase in our average outstanding borrowings. Average outstanding borrowings increased from $269.2 million in 2006 to $285.6 million in 2007.

Excluding interest expense, Other income - net increased to $3.1 million in 2007 from $1.0 million in 2006 as a result of increased earnings in affiliates and favorable swings in foreign currency exchange rates.

Income Tax (Benefit) Expense

Income tax expense for the year ended April 30, 2007 was $3.7 million as compared to tax expense of $6.1 million in 2006. Effective tax rates were 800% and 60% in 2007 and 2006, respectively. The 740% change in the effective tax rate from 2006 to 2007 is primarily the result of the increased valuation allowance on the Company’s domestic tax assets as well as the recognition of foreign currency gains related to transactions with the Company’s European branch.

During the year ended April 30, 2007, Spanish authorities enacted a two-tiered rate change for corporate taxpayers. The corporate income tax rate was changed from 35% to 32.5% and 30% for tax years beginning after December 31, 2006 and 2007, respectively. This change represents a tax benefit of approximately $691.

Net Income (Loss)

In summary, our net loss for 2007 was $4.2 million as compared to a loss of $16.3 million in 2006. One factor in this change was a $2.3 million reduction in income tax expense in 2007 when compared to 2006. Additionally contributing to this decrease in loss were higher sales prices across all segments, gains from the sales of air emission credits and water rights and higher volumes in our domestic mills and converting operations. Partially offsetting these items were elevated costs of recovered paper and increased energy costs.

Results of Operations

Year Ended April 30, 2006 Compared to Year Ended April 30, 2005

Overview

Net Sales. Net sales in 2006 decreased 3% to $852.4 million from $882.1 million in 2005. This decrease was the result of a reduction in the sales price of recovered paper sold to third parties, the strengthening of the US dollar versus the Euro, and lower volumes in our mills and our domestic converting operations. Partially offsetting these items were a 7% increase in the sales price of our North American converted products and a 9% increase in our International converting volumes.

Cost of Sales. Cost of sales decreased 3% to $756.0 million in 2006 from $778.4 million in 2005 due to a 14% reduction in our cost of recovered paper as well as lower volumes, partially offset by increases in energy and freight costs of 18% and 3%, respectively.

SG&A. SG&A decreased $6.5 million, or 8%, from $85.1 million in 2005 to $78.6 million in 2006. This decrease was primarily due to lower costs as a result of past restructuring efforts, including overhead, salaries and benefits, as well as lower current-year bad debt expense.

Restructuring and Impairments. We recorded restructuring charges of $2.6 million in 2006, an increase of $0.9 million from 2005. Approximately half of these charges related to the closing of our Natick, MA mill which was announced in September 2005, with the remainder attributable to the on-going costs to exit previously shut down facilities. Of the $2.6 million total, approximately $0.9 million was non-cash impairment charges on fixed assets. Prior year restructuring charges were net of $1.3 million we received from both the sale of certain water/sewer discharge rights and a net gain from the sales of two locations sold in the fourth quarter of 2005.

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

Restructuring costs in 2006 were $1.8 million as compared to $1.3 million in 2005, an increase of $0.5 million. The majority of current year charges related to the closing of our Natick, MA mill announced in September 2005, with the remainder attributable to the continuing costs to exit locations shut down in prior years. Included in the $1.8 million charge is $0.6 million of non-cash impairment charges related to the Natick mill.

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

Restructuring costs increased $0.2 million in 2006 to $0.6 million from $0.4 million in 2005. The majority of the 2006 charges reflect dismantling and impairment charges for a facility which ceased operations in a prior year. Included in total restructuring costs in both 2006 and 2005 are non-cash impairment charges of $0.3 million.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

SG&A expenses decreased 10% to $12.9 million in 2006 from $14.3 million in 2005, primarily due to lower bad debts in 2006 versus the prior year, as well as our continued efforts on cost containment. Excluding the effects of changes in foreign currency exchange rates, SG&A expenses decreased 6%.

Operating income for the International segment decreased $2.0 million, or 12%, to $14.9 million, primarily due to the strengthening of the US dollar during 2006. Increased energy and freight costs were offset by higher volumes for the second straight year in our converting operations and lower SG&A expenses.

Corporate

Unallocated corporate expense decreased 8% from $14.7 million in 2005 to $13.5 million in 2006. This reduction was the result of a $1.7 million decrease in salaries and benefits, offset by increases of $0.8 million and $0.2 million in professional fees and office expenses, respectively.

Other (Expense) Income

Interest expense increased from $25.1 million in 2005 to $26.4 million in 2006, primarily due to higher interest rates on our variable rate debt and a 5% increase in our average outstanding borrowings. Average outstanding borrowings increased from $256.6 million in 2005 to $269.2 million in 2006, partially due to the issuance of a $7.9 million note for the purchase of treasury stock from our former Chairman (see Note 17 to the accompanying consolidated financial statements).

Excluding interest expense, Other income (expense)—net was income of $1.0 million in 2006 as compared to income of $6.1 million in 2005. The decrease was primarily attributable to $3.4 million of a non-recurring gain in 2005 from the settlement of litigation. The remainder of the decrease was due to unfavorable movement in foreign currency exchange rates and lower affiliate earnings.

Income Tax (Benefit) Expense

Income tax expense for the year ended April 30, 2006 was $6.1 million as compared to a tax benefit of $1.0 million in 2005. Effective tax rates were 60% and (47%) in 2006 and 2005, respectively. The 226% change in the effective tax rate from 2005 to 2006 was primarily the result of the increased valuation allowance on the Company’s domestic tax assets as well as the recognition of foreign currency gains related to transactions with the Company’s European branch.

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

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders and finance working capital requirements and other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our asset-based and credit-linked facilities. We believe that these sources will be sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Capital Expenditures. Our total capital expenditures were $20.0 million, $20.2 million and $18.7 million in fiscal 2007, 2006 and 2005, respectively. We expect fiscal 2008 capital expenditures to be under $25.0 million.

Borrowings

At April 30, 2007, total debt (consisting of current maturities of debt, our asset-based and credit-linked facilities, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

April 30, 2007
9 3/4 % Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	18.0
Term loan	15.0
Industrial Revenue Bonds (“IRBs”)	67.2
Other (1)	14.9

Total debt	$290.1

(1)	See Note 7 to the accompanying consolidated financial statements for the components of this total.

In March 2004, we entered into a three-year, senior secured revolving credit facility with Wachovia Bank, National Association, as Agent, which matured in March 2007. The facility was in the aggregate principal amount of $150.0 million, with up to $95.0 million available for the issuance of letters of credit. Letters of credit were needed, in part, as security for our industrial revenue bonds.

On March 9, 2007, (i) we entered into a new asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations, and (ii) we and our domestic subsidiaries entered into a credit-linked facility whereby the credit-linked lenders provided to us a $15.0 million term loan and a $75.0 million credit-linked letter of credit facility, and other financial accommodations. Under the agreement referred to in (i) above, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain real property, and (b) guaranteed the obligations, under this facility, of our international subsidiary. Under the agreement referred to in (ii) above, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. The term of the asset-based credit agreement is 5 years, and the term of the credit-linked credit agreement is 6 years. Subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the revolving credit facility by an amount of up to $15.0 million. Likewise, subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10.0 million.

The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10.0 million, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At April 30, 2007, the Company was in compliance with all financial ratios. The new facilities also contain a “Material Adverse Change” clause. It is the Company’s opinion that the clause will not be invoked and as such, all debt under these facilities is classified as long-term.

In March 2004, we completed an offering of $175.0 million of 9.75% senior subordinated notes (the “Notes”) with a maturity date of March 12, 2014. We pay interest semi-annually on March 15 and September 15 of each year. We cannot redeem the Notes before March 15, 2009, except as described below; on or after that date, we

THE NEWARK GROUP, INC. AND SUBSIDIARIES

may redeem them at specified prices. However, on or before March 15, 2007, we may redeem up to 35% of the original principal amount of the Notes at 109.75% of their face amount, plus accrued interest, with money we raise from certain public equity offerings. The Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2008	$10.9
2009	2.9
2010	3.0
2011	3.2
2012 (1)	21.3
Thereafter (2)	248.8

(1)	Includes $18.0 million due under the asset-based credit facility.
(2)	Includes $15.0 million due under the term loan.

We are also parties to a series of cross currency rate swap transactions with a member of our bank group (the “2001 Swaps”). The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At April 30, 2007 and 2006, the fair value of the 2001 Swaps represented a liability of $14.8 million and $16.3 million, respectively.

Additionally, in our effort to manage costs, we, at varying times, utilize energy and raw material price hedges. At April 30, 2007 the fair value of these hedges was a liability of less than $0.1 million.

Cash Flow

Net cash provided by operating activities

In the fiscal years ended April 30, 2007 and 2006, we generated cash from operating activities of $11.6 million and $9.5 million, respectively. The $2.1 million increase was mainly the result of the following: (i) a $1.3 million increase in dividends received from equity investments in affiliates, (ii) $1.2 million derived primarily from the current year receipt of funds from hurricane-related insurance claims and an additional $1.2 million in receipts from other property-related insurance claims, (iii) the current year receipt of $0.4 million released from an escrow account, (iv) a decrease of $0.2 million in prepaid property insurance and (v) the current year payment of $2.2 million on the settlement of natural gas hedging contracts.

Net cash used in investing activities

In the fiscal years ended April 30, 2007 and 2006, we used $19.8 million and $19.0 million in cash, respectively, in investing activities. The increase is mainly comprised of $2.2 million in acquisition costs that were not incurred in 2006 partially offset by $1.0 million more of proceeds from the sale of assets and $0.2 million in fewer capital expenditures.

Net cash provided by financing activities

In 2007 and 2006, financing activities provided $14.3 million and $13.9 million of cash, respectively. An $11.6 million swing in changes in cash overdrafts was partially offset by a $7.8 million decrease in net borrowings under our credit facilities, $2.8 million paid in deferred financing costs and $0.5 million more paid in the acquisition of treasury stock.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Contractual Obligations

The following table (in millions) summarizes our significant contractual obligations as of April 30, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under GAAP.

Contractual Obligations (1)	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years
Long-term obligations (2)	$290.1	$10.9	$5.9	$24.5	$248.8
Interest payment obligations (3)	177.0	24.6	48.6	47.8	56.0
Employee stock ownership plan	26.6	1.4	1.6	0.4	23.2
Operating leases (4)	25.4	6.0	10.1	6.3	3.0
Purchase Commitments	4.9	4.3	0.6	—	—

(1)	Does not include any obligation to repurchase shares held by our employee stock ownership plan which appears in the Temporary Equity component of our Consolidated Balance Sheet (See Note 12 to our audited consolidated financial statements) or future pension liabilities.
(2)	See Note 7 to our consolidated financial statements.
(3)	Represents estimates based upon current interest rates.
(4)	See Note 11 to our consolidated financial statements.

Off-balance Sheet Arrangements

At April 30, 2007, we were not a party to any agreements with, or commitments to, any special-purpose entities that would constitute material off-balance sheet arrangements other than the letters of credit described in Note 7 of the attached financial statements.

Seasonality

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and reduced customer demand for food containers can adversely affect our revenues and our operating results. The sales volumes of certain of our converted products can also vary from quarter to quarter, partly due to the increased production of textbooks and binders before the beginning of the school year, as well as the production of board games and other products before the start of the Christmas season. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

Inflation

Increases in raw material and energy prices have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the year ended April 30, 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Revenue Recognition

In accordance with generally accepted accounting principles in the Unites States, we recognize revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed and determinable and collectibility is reasonably assured. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. Net sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. We account for shipping and handling costs as a component of Cost of goods sold; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Pension

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, as amended. The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. The discount rate is based upon the demographics of the plan participants as well as benchmarking a certain index, e.g. Citigroup Pension Liability Index. At April 30, 2007, the discount rate was lowered to 6.00% from 6.30%. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.2 million. To determine our expected long-term rate of return on plan assets, we evaluated criteria such as asset allocation, historical returns by asset class, historical returns of our current pension portfolio managers and management’s expectation of the economic environment. Based upon this methodology, the expected long-term rate of return on assets was adjusted downward from 9.2% in 2006 to 8.8% in 2007. Management believes this decrease was warranted as over the past year, we have increased the portion of our portfolio invested in cash and other investments to provide for less exposure to market volatility. We regularly review our asset allocation and periodically rebalance such allocation, as well as replace certain fund managers, when we deem appropriate. As of April 30, 2007, assets were allocated as follows: 66% in equity securities, 11% in debt securities and 23% in all other. A 1% change in the expected long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.9 million. The level of compensation increase is established by management, and has the smallest direct impact, of the three assumptions, on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense was $3.0 million in 2007, $4.7 million in 2006 and $5.3 million in 2005 (see Note 14 to the consolidated financial statements).

Goodwill

FAS No. 142, “Goodwill and Other Intangible Assets” requires us to perform a goodwill impairment test at least annually. See Note 1 to the consolidated financial statements for additional information regarding our accounting for goodwill. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our reporting units is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customer to make required payments. For specific accounts on which we have information that the customer may be unable to meet its financial obligation (e.g., bankruptcy), a provision is recorded at time of occurrence. For all other accounts, percentages are applied to all receivables based upon the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of approximately $0.3 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 10 to the consolidated financial statements.

Accounting for Employee Stock Ownership Plan

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”) which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Distribution of shares to settle participant account balances cannot occur until after employee termination. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. Several valuation techniques, including a return on investment and weighted return on capital analyses, are performed to establish fair value. In addition, present value calculations of projected future income streams, discounted cash flow analyses and market comparables are employed to develop estimated total enterprise and total equity values for us. Any changes to these assumptions and estimates could affect our obligation. See Note 12 to the consolidated financial statements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Prospective Accounting Standards

In February 2007, the FASB issued Financial Accounting Standard (“FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007, and management is currently evaluating the impact that FAS 159 will have on our financial position and results of operations once adopted.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that FAS 157 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 has expanded the disclosure requirements for pension plans and other post-retirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required changes to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the year ended April 30, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end is effective for the Company for the fiscal year ended April 30, 2009. Management is currently evaluating the impact this statement will have on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN48”). FIN48 was issued to clarify the accounting for uncertain tax positions recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. We are required to adopt FIN 48 as of May 1, 2007, and are in the process of evaluating the impact that FIN 48 will have on our financial statements. Any necessary transition adjustment will not affect net income in the period of adoption and will be reported as a change in accounting principle in the consolidated financial statements. Management is currently evaluating the potential impact of this interpretation and cannot yet estimate such impact.

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

Commodity Prices. The markets for our recovered paper products, particularly OCC, are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have had approximately a $16.2 million negative effect on our operating income in 2007, although this would have been somewhat mitigated by our sale of recovered paper to third party customers. We attempt to partially hedge our raw material price risk by utilizing financial hedges or buying forward contracts for some of our future raw material requirements.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have had an approximate $10.7 million negative effect on our operating income in 2007. We attempt to partially hedge our energy price risk by utilizing financial hedges and buying forward contracts for some of our future energy requirements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Interest Rates/Cross Currency Interest Rate Swaps. We have cross-currency interest rate swap agreements with Wachovia Bank. The 2001 Swaps have been designated as hedges against the existing inter-company loan to our European subsidiary. At April 30, 2007 and 2006, the fair value of the 2001 Swaps represented a liability of $14.8 million and $16.3 million, respectively. We recognized a charge of $0.5 million and income of $0.1 million in 2007 and 2006, respectively, as a result of hedge ineffectiveness related to these swap agreements. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the inter-company loan in the next twelve months.

We could be exposed to future changes in interest rates. Our asset-based and credit-linked credit facilities bear interest at variable rates as do our Industrial Revenue Bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, or approximately 50 basis points, it would have had approximately a $0.6 million negative effect on our income from operations in 2007.

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

In connection with the filing of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures. In conducting their re-evaluation, our Chief Executive Officer and Chief Financial Officer considered the nature and timing of our successful remediation of material weaknesses in internal control over financial reporting as discussed below in Changes in Internal Control Over Financial Reporting. In doing so, our Chief Executive Officer and Chief Financial Officer concluded that the remediation efforts completed, described below, effectively remediated the material weakness in internal control that gave rise to the errors described above. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by that Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

+THE NEWARK GROUP, INC. AND SUBSIDIARIES

(b) Changes in internal controls over financial reporting.

During the fiscal year ended April 30, 2007, no significant changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as noted below:

•	In response to the identified material weakness, our management, with oversight from our Audit Committee, dedicated resources to support our efforts to improve internal control over financial reporting in this area. Our remediation efforts included (i) enhancing our finance and accounting organization by hiring an employee who, in addition to our Corporate Controller and Accounting Manager – External Reporting, possesses the technical accounting expertise necessary to ensure the appropriate selection and application of accounting policies and accompanying disclosures to non-routine or complex transactions in accordance with accounting principles generally accepted in the United States, (ii) conducting a thorough review of our financial statements to ensure compliance with US GAAP and related disclosure requirements, and (iii) implementing new policies and procedures, and related controls in the affected area.

ITEM 9B.	OTHER INFORMATION

During July 2007, the Company became obligated to purchase a recycled paperboard mill in Viersen, Germany. Total acquisition price for the land, buildings and equipment will be approximately $3.1 million and costs for legal, accounting and consulting services will be approximately $2.0 million. The purchase is scheduled to close on August 1, 2007.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, as of April 30, 2007:

Name	Age	Position
Robert H. Mullen (1) (2)	54	Chief Executive Officer, President and Chairman of the Board

Edward K. Mullen(1)	84	Vice Chairman of the Board

William D. Harper	64	Senior Vice President, European Operations

Joseph E. Byrne	47	Vice President and Chief Financial Officer

David M. Ascher	54	Vice President, General Counsel and Secretary

Richard M. Poppe	52	Senior Vice President, Paperboard Mills

Philip B. Jones	58	Senior Vice President, Converted Products

Martin A. Chooljian (3)(4)(5)	77	Director

Joseph S. DiMartino (3)(4)(5)	63	Director

Benedict M. Kohl (1)(4)	75	Director

Fred H. Rohn (3)(5)	81	Director

(1)	Member of Executive Committee.
(2)	Elected Chairman of the Board on July 19, 2005.
(3)	Member of Audit Committee.
(4)	Member of Compensation Committee.
(5)	Member of Nominating Committee.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Robert H. Mullen—Chief Executive Officer, President and Chairman of the Board—Mr. Mullen joined The Newark Group in 1984 as Assistant Superintendent of a paper machine at our Haverhill Paperboard Mill. From 1984 to 1989, Mr. Mullen held various positions of increasing responsibility within our sales and operational areas. In 1989, Mr. Mullen was appointed President of BCI and, in 1993, assumed responsibility for our Newark Paperboard Products Division. He served as Chief Operating Officer from March 1996 to August 2004 and became President in December 2002. In August 2004, Mr. Mullen was named Chief Executive Officer and in July 2005, Chairman of the Board. Mr. Mullen graduated from Upsala College in 1977 with a B.A. in Philosophy and Physics. In 1984 he received an M.B.A. in Finance and Accounting from Columbia University Business School. Mr. Mullen is a member of the Board of Directors of the American Forest & Paper Association (“AF&PA”). Mr. Mullen is the son of Edward K. Mullen, our Vice Chairman and principal stockholder.

Edward K. Mullen—Vice Chairman of the Board—Mr. Mullen joined The Newark Group in 1958 after leaving Continental Can Co., where he was National Paperboard Sales Manager. In 1962, Mr. Mullen co-founded BCI, which merged with us in 1976. Mr. Mullen has served on the Board of Directors of the former National Paperboard Association and the American Paper Institute for 20 years. He is a named co-inventor of 12 patents dealing with paperboard structures used in books, loose-leaf covers and game boards, among others. Mr. Mullen is a graduate of the New York State College of Forestry at Syracuse University, where he earned a B.S. in Pulp and Paper Engineering. Prior to graduating college, he had served three years in the Army Air Force as an officer and pilot. Mr. Mullen is the father of Robert H. Mullen, our Chief Executive Officer and one of our Directors.

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

Richard M. Poppe—Senior Vice President, Paperboard Mills—Mr. Poppe joined The Newark Group in 1977 as a production trainee at our California paperboard mill and was promoted to his current position in 2001. Mr. Poppe is responsible for our 10 domestic paperboard mills. Previously he served in several capacities at different paperboard locations across the United States. He was transferred from California to Middletown Paperboard, then to Wisconsin Paperboard and then to Mobile Paperboard, where he served as General Manager until his 1995 promotion to West Coast Regional General Manager-Newark Mills. He is a 1977 graduate of the University of Nebraska in Lincoln with a B.S. in History. Mr. Poppe has been a member of the Recycled Paperboard Technical Association for over 15 years and is currently President of the RPTA Board of Trustees.

Philip B. Jones—Senior Vice President, Converted Products—Mr. Jones joined the Newark Group as Vice President and General Manager of the Newark Paperboard Products Division Northeast Region in 1997 when

THE NEWARK GROUP, INC. AND SUBSIDIARIES

we acquired the assets of his former employer. In 1998, he was promoted to his current position. He started his career in 1967 with a sales position for Penland Container, a division of The Clark Corporation, and left that company in 1974 as a Plant Manager. He then joined Yorktowne Papermills in York, Pennsylvania as Vice President of Operations for the Mercer Paper Tube Division until we acquired it in 1997. Mr. Jones attended York College in York, Pennsylvania. He has been a member of the Board of Directors for the Composite Can and Tube Institute since 1993, served on the Executive Committee from 1996-2002 and was President of the Institute during the 1999/2000 fiscal year.

Martin A. Chooljian—Director—Mr. Chooljian was elected to The Newark Group’s Board of Directors in 2000. Mr. Chooljian served for two years as a Procurement Officer in the United States Air Force, HQ Air Material Command with the rank of First Lieutenant from 1955-1957. His initial business experience was with Litton Industries from 1958-1964 where he rose to the position of Treasurer and Director of Administration. He then founded the Penn Corporation and was President of that organization from 1964-1986. From 1986 to the present he has been President of CH Capital Investments in Princeton, NJ. Mr. Chooljian graduated from Harvard College in 1952 with a B.A. degree. In 1954, he received an M.B.A. from the Harvard Business School. Mr. Chooljian is active as a trustee, since 1997, with the Institute for Advanced Study in Princeton, NJ. He was an active trustee of the McCarter Theater Foundation for ten years, and is still active as an honorary trustee.

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

Fred H. Rohn—Director—Mr. Rohn was elected to The Newark Group’s Board of Directors in 2000. He is a Managing General Partner at North American Venture Capital Fund. Until his retirement in 1990, he was a Senior Partner and Management Committee Member at the accounting firm of Touche Ross & Co., a predecessor of Deloitte & Touche. He received a B.A. from Colgate University and an M.B.A. from New York University. Mr. Rohn is a director of Moretrench American Corp., Pratt-Read, Inc., Cornerstone Management Solutions, Inc. and American Venture Management Co., Inc. Previously he was a President of the New Jersey State Board of Certified Public Accountants.

Committees of the Board of Directors

Executive Committee. The Executive Committee is comprised of: Messrs. R. Mullen, E. Mullen and Kohl. The Executive Committee is empowered by the Board of Directors to, subject to certain limitations set forth in our Bylaws, to exercise all of the authority of the Board of Directors.

Audit Committee. The Audit Committee is comprised of Messrs. Chooljian, DiMartino and Rohn, Chairman. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of outside auditors and for the resolution of disputes between the outside auditors and the our management regarding financial reporting issues; and provide an open avenue of communication among the independent accountants, financial and senior management, and our Board of Directors.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Audit Committee Financial Expert. The Board of Directors has determined that Fred H. Rohn is an “audit committee financial expert”, as such term is defined by the SEC.

Independence of Audit Committee Members. Within the meaning of Nasdaq rules, all members of the Audit Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the SEC’s Rule 10A-3.

Compensation Committee. The Compensation Committee is comprised of Messrs. Chooljian, DiMartino and Kohl, Chairman. The Compensation Committee periodically reviews and determines the amount and form of compensation and benefits payable to our principal executive officer and certain other management personnel.

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

Compensation Discussion and Analysis

(a) Compensation Philosophy and Goals

We attempt to apply a consistent philosophy to compensation for all employees, including senior executives. This philosophy is based on the premises that our success results from treating each employee fairly and promoting a cooperative working environment.

Our compensation programs for our named executive officers and other members of management are designed to achieve a variety of goals. We want to:

•	attract and retain talented and experienced executives;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	provide a salary competitive with other employers in our region and industry;

•	provide short-term incentives to align behavior with our corporate objectives;

•	provide a competitive compensation package which rewards achievement of Company performance goals; and
•	provide ownership and long-term goal alignment.

(b) Elements of Executive Officer Compensation

(i) Overview

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance, and some components, such as bonus, are dependent upon the achievement of certain short-term corporate goals jointly agreed upon by our management and the Compensation Committee. Furthermore, the value of certain of these components, such as stock appreciation rights and options, is dependent upon the value of our stock in the future.

We view the three components of our executive officer compensation as related but distinct. We do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant, such as publicly available compensation data. Our Compensation

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation, except that we have generally emphasized current salary as the principal means of compensating our executives and other employees. We do not review wealth and retirement accumulation as a result of employment with us and we have only focused on fair compensation for the year in question.

(ii) The Compensation Committee Process

Our compensation program for our top executives (generally the chief executive officer and his eight direct reports, including the chief financial officer) is monitored and approved by the Compensation Committee of the board of directors under a committee charter approved by our board. Our Compensation Committee has not engaged any outside consultants to assist in the salary process. It does review publicly available data with respect to executive officer compensation at peer group companies. Total compensation is targeted at the middle of peer group companies. The peers are selected from manufacturers of 1 billion revenues or less. Emphasis is placed on paper and pulp manufacturers in that range.

Our Compensation Committee deliberates without any members of management present in discussing the compensation of our chief executive officer. For all compensation decisions relating to executive officers (other than our Chief Executive Officer), the Compensation Committee considers the recommendations of our Chief Executive Officer and includes him in its discussions. Our Compensation Committee has also involved outside counsel in its deliberations if needed.

(iii) Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training and experience, taking in account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives. As with total executive compensation, we believe that executive base salaries should generally be competitive with the salaries for executives in similar positions and with similar responsibilities in companies of similar size to us in our region and in similar industries, particularly paper and pulp manufacturers. Consistent with our policy of setting compensation levels that reflect, among other things, an executive’s level of responsibility, our Chief Executive Officer’s salary and total compensation reflect the scope of his responsibilities and the benchmark compensation data that we evaluate. Base salary for executives other than the Chief Executive Officer are also based on the performance evaluations provided by the Chief Executive Officer. We believe that providing competitive salaries allows us to attract and retain talented executives. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Base salaries are reviewed annually and adjusted from time to time to realign with market levels after taking into consideration individual responsibilities, performance and experience.

(iv) Cash Incentive Bonuses

To promote Company goals and add a level of pay for performance, our executives are eligible to receive cash incentive bonuses. Our incentive bonus plan is based on the Company’s financial performance measured by EBITDA as defined in that plan on a rolling four quarter basis and paid quarterly. The named executives and other key managers (approximately 100 employees overall participate in the plan) receive a cash bonus percentage of salary based on two EBITDA targets. The higher target is generally 16.6% above the base EBITDA target. Since the plan was put in place in fiscal 2004, the Company has achieved the base target on three quarterly measurement dates, but has never met the higher target. On an annual basis, the Chief Executive Officer can receive 40% of his base salary if the base target is achieved for each of the four quarterly measuring periods, and 80% of base salary if the higher target is achieved. For the other named executive officers, the bonuses are 25% of base salary for the base target and 50% of base salary for the higher target. For other managers, the percentages of base salary that may be earned are less. We believe having all manager level employees participating in the same bonus plan promotes teamwork and cooperation among our employees.

The Company does not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to the financial statements, other than the penalties provided by law.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(v) Equity Compensation

We believe that equity awards can help in aligning officer and employee interests with the long term good of the Company, although, because the Company’s equity is privately held, we believe that equity grants are less of an incentive for our Company than in the public company setting. The named executives can receive equity grants under two distinct plans, although there were no grants under either of these plans in fiscal 2007 to any of the named executive officers. The Company’s Stock Appreciation Rights plan includes the named executives and the same other key managers who are eligible to participate in the bonus program. Rights to the appreciation in value of a number of the Company shares can be granted, which vest over 3 years, and expire at 5 years. Pricing is based on the annual valuation performed for our ESOP Plan. When Stock Appreciation Rights are granted, the employee can elect to be paid over time after the 5-year period, or defer payment until retirement, with interest at market.

The named executives have also received stock option grants from time to time. These options vest over 9 years and expire at 10. These options are for actual shares of company stock. Options are granted at the then current share value as determined annually by the Company’s appraisal process as detailed in the Employee Stock Ownership Plan. These options also include a tandem Stock Appreciation Right feature to allow payout of over time. At expiration a participant elects to receive cash or stock, but generally, cash is selected.

The Company’s ESOP involved all salaried employees prior to 1995. Some of the named executive offices are still participants in that inactive plan.

(vi) Pensions

Our named executive officers are eligible to participate in a defined benefit pension plan (closed to new participants since May 1, 2006) all on the same terms as are available to all salaried employees.

(vii) Benefits

Our named executive officers participate in all of our employee benefit plans, such as medical, group life, supplemental life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees. Our 401(k) plan provides for matching payments by the Company, to a maximum of $600 per year.

(viii) Perquisites

Our executive officers do not receive automobiles nor an automobile allowance. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Martin A. Chooljian
Joseph S. DiMartino
Benedict M. Kohl

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Summary of Compensation

The following table, which should be read in conjunction with the explanation above, provides certain compensation information concerning our Chief Executive Officer, Chief Financial Officer and our three most highly-compensated executive officers (the “Named Executive Officers”), other than the Chief Executive Officer and Chief Financial Officer, for the fiscal year ended April 30, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option awards (1)	Non-Equity incentive plan compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Robert H. Mullen	2007	$466,172	—	$139,996	$56,004	$600	$662,772
President and Chief Executive Officer
Joseph E, Byrne	2007	$288,733	—	$54,249	$36,148	$600	$379,730
Vice President and Chief Financial Officer
Edward K. Mullen	2007	$400,008	—	$75,003	—	$600	$475,611
Vice Chairman of the Board
William D. Harper	2007	$351,683	—	$66,595	$78,783	$600	$497,661
Senior Vice President
Richard M. Poppe	2007	$325,130	—	$60,963	$59,253	$600	$445,946
Senior Vice President, Paperboard Mills

(1)	No stock options or stock appreciation rights were awarded to the above executive officers during the year ended April 30, 2007. SARs vested for Messrs. Robert Mullen, Byrne, Harper and Poppe as to 666 share units each, however, there was no income statement effect of such vesting as these awards are underwater. Mr. Harper received a payment of $44,071 as an installment payment for stock appreciation rights redeemed in April 2005 which are being paid out over five years.
(2)	Represents amounts earned under our incentive bonus plan, as described above, for meeting base targets of EBITDA.
(3)	Represents increase in present value of accumulated benefits under The Newark Group’s defined benefit pension plan for salaried employees.
(4)	Represents contributions made by us pursuant to our 401(k) plan.

Plan-based Awards

The following table, which should be read in conjunction with the explanation above, provides certain information with respect to interests in our incentive bonus plan granted to our Named Executive Officers during the fiscal year ended April 30, 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

2007 GRANTS OF PLAN-BASED AWARDS

	Estimated future payouts under Non-equity incentive plan awards (1)
Name and Principal Position	Threshold	Target	Maximum
Robert H. Mullen	—	$186,469	$372,938
President and Chief Executive Officer
Joseph E. Byrne	—	$72,183	$144,367
Vice President and Chief Financial Officer
Edward K. Mullen	—	$100,002	$200,004
Vice Chairman of the Board
William D. Harper	—	$87,921	$175,842
Senior Vice President
Richard M. Poppe	—	$81,283	$162,565
Senior Vice President, Paperboard Mills

(1)	Under our non-equity incentive plan, the Named Executive Officers above, except for the Chief Executive Officer, are eligible to earn between 25% and 50% of their base salary upon the meeting of certain EBITDA limits. The Chief Executive Office is eligible to earn between 40% and 80% of base salary under the plan. The actual amount earned by each of the Named Executive Officers is reflected on the Summary Compensation Table as the Company met its target goal, but not the maximum, in three of the four quarters during fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise Price	Option expiration date
Robert H. Mullen	666	1,334		$45.97	4/30/2010
President and Chief Executive Officer
Joseph E. Byrne	666	1,334		$45.97	4/30/2010
Vice President and Chief Financial Officer
Edward K. Mullen	—	—		—	—
Vice Chairman of the Board
William D. Harper	666	1,334		$45.97	4/30/2010
Senior Vice President
Richard M. Poppe	666	1,334		$45.97	4/30/2010
Senior Vice President, Paperboard Mills

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to option exercises and stock vesting for each of our Named Executive Officers during the fiscal year ended April 30, 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

OPTIONS EXERCISED

Option Awards
Name and Principal Position	Number of shares acquired on exercise	Value realized on exercise
Robert H. Mullen	—	—
President and Chief Executive Officer
Joseph E, Byrne	—	—
Vice President and Chief Financial Officer
Edward K. Mullen	—	—
Vice Chairman of the Board
William D. Harper	—	(1)
Senior Vice President
Richard M. Poppe	—	—
Senior Vice President, Paperboard Mills

(1)	Mr. Harper received $44,071 in 2007, representing an installment payment on his April 2005 redemption of stock appreciation rights, issued in tandem with options, which are being paid out over five years.

Pension

The following table, which should be read in conjunction with the explanation above, shows the present value of accumulated pension benefits payable, as well as years of credited service, for each of our Named Executive Officers as at April 30, 2007.

PENSION BENEFITS

Name and Principal Position	Plan name	Number of years of credited service	Present value of accumulated benefit	Payments during last fiscal year
Robert H. Mullen	Newark Salaried	25	$379,709	—
President and Chief Executive Officer	Employees’ Pension Plan
Joseph E, Byrne	Newark Salaried	19	$161,868	—
Vice President and Chief Financial Officer	Employees’ Pension Plan
Edward K. Mullen	Newark Salaried	49	—	—
Vice Chairman of the Board	Employees’ Pension Plan
William D. Harper	Newark Salaried	22	$588,222	—
Senior Vice President	Employees’ Pension Plan
Richard M. Poppe	Newark Salaried	30	$404,204	—
Senior Vice President, Paperboard Mills	Employees’ Pension Plan

Compensation of Directors

The following table, which should be read in conjunction with the explanation above, shows the amounts paid to non-employee directors of the Company during the fiscal year ended April 30, 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

DIRECTOR COMPENSATION (1)

Name and Principal Position	Fees earned or paid in cash	Total
Martin Chooljian	$28,500	$28,500
Joseph S. DiMartino	$28,500	$28,500
Benedict M. Kohl	$25,500	$25,500
Fred H. Rohn	$33,000	$33,000

(1)	Non-employee directors are paid $20,000 per year plus $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting. The chairman of our audit committee, Mr. Rohn, receives an additional $5,000 per year. Employee directors receive no compensation for serving on the board.

Defined Benefit Pension Plans

Our executive officers participate in our Salaried Employees’ Pension Plan in which benefits are based on the employee’s average salary in the last ten years of employment and years of service, as defined in the table below.

PENSION PLAN TABLE

ANNUAL STRAIGHT LIFE ANNUITY BENEFIT

PAYABLE AT NORMAL RETIREMENT AGE (65)

	Years of Service
Final 10 Year Average Compensation	15	20	25	30	35
$125,000	$22,392	$30,501	$38,882	$47,614	$56,639
$150,000	$28,017	$38,001	$48,257	$58,864	$69,764
$175,000	$33,642	$45,501	$57,632	$70,114	$82,889
$200,000	$39,267	$53,001	$67,007	$81,364	$96,014
$225,000	$40,055	$54,051	$68,319	$82,939	$97,852
$250,000	$40,055	$54,051	$68,319	$82,939	$97,852
$300,000	$40,055	$54,051	$68,319	$82,939	$97,852
$400,000	$40,055	$54,051	$68,319	$82,939	$97,852
$450,000	$40,055	$54,051	$68,319	$82,939	$97,852
$500,000	$40,055	$54,051	$68,319	$82,939	$97,852

NOTE: The above amounts are not subject to any further offsets.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Years of Credited Service and Current Compensation Covered for the Named Executive Officers

As of April 30, 2007

	Years of Credited Service	Current Compensation Covered for Plan Purposes
Robert H. Mullen	25	$203,500
Edward K. Mullen	49	$203,500
William D. Harper	22	$201,508
Richard M. Poppe	30	$203,500
Joseph E. Byrne	19	$176,359

Employee Stock Ownership Plan

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”) which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. During the last five years, the put value has exceeded the current fair market value. The put value as of April 30, 2007 was $43.29 per share. At April 30, 2007, there were 614,851 allocated shares with an estimated redemption value of approximately $26.6 million. ESOP payments during the fiscal year ending April 30, 2007 were approximately $1.4 million. The estimated ESOP payments during the fiscal years ending April 30, 2008 and 2009 are estimated to be between $1.7 million and $2.0 million per year.

Stock Appreciation Rights

We have a non-qualifying Stock Option Plan under which we are authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the redemption value of our common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled. It is expected that holders will elect to exercise the SARs once vested. As of April 30, 2007, there were 25,000 options with tandem SARs outstanding with a weighted average exercise price of approximately $41.93, of which 19,000 options with tandem SARs, with a weighted average exercise price of $39.89, were exercisable. During the year ended April 30, 2007, no options with tandem SARs were issued, exercised or forfeited, and none expired. The outstanding options with tandem SARs have exercise prices ranging from $33.93 to $49.53 per option or SAR, and have a weighted average remaining contractual life of 2.4 years.

We have a second employee stock compensation plan under which we grant SARs without options to certain employees. These SARs vest over a three-year period from the date of grant. As of April 30, 2007, there were 108,500 SARs outstanding with a weighted average exercise price of $46.89, of which 85,519, with a weighted average exercise price of $47.23, were exercisable. During the year ended April 30, 2007, 4,000 SARs with a weighted average price of $43.06 were issued, no SARs were exercised, 4,666 were forfeited, and 13,334 expired. The outstanding SARs have exercise prices ranging from $43.06 to $50.42 per SAR, and have a weighted average remaining contractual life of 2.2 years.

Compensation of Directors

During fiscal 2007, non-employee directors were paid $20,000 per year, plus $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended. Mr. Rohn, the Chairman of our audit committee, receives an additional $5,000 per year. Directors are reimbursed their expenses for attendance at such directors’ meetings, and any director who is also an employee receives no directors’ fees.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2007, with respect to the beneficial ownership of our common stock by (i) each person known to us to beneficially hold five percent or more of our outstanding shares of common stock, (ii) each of our directors and each of our executive officers and (iii) all of our directors and executive officers as a group.

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

Unless otherwise indicated, the address of each such person is c/o The Newark Group, Inc., 20 Jackson Drive, Cranford, New Jersey 07016.

	Amount and Nature of Beneficial Ownership(1)(2)
Beneficial Owner	Shares	Percentage
Edward K. Mullen(3)	2,819,948	78.3%
The Newark Group, Inc. Employees’ Stock Ownership Plan	614,851	17.1
Robert H. Mullen	163,352	4.5
Richard M. Poppe	2,500	*
Joseph E. Byrne	—	—
Philip B. Jones	—	—
William D. Harper	—	—
David M. Ascher	—	—
Martin A. Chooljian	—	—
Joseph S. DiMartino	—	—
Benedict M. Kohl	—	—
Fred H. Rohn	—	—
All executive officers and directors as a group (11 persons)(2)	2,985,800	82.9%

*	Less than 1% of the issued and outstanding shares of our common stock.
(1)	Each beneficial owner’s percentage ownership of common stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 30, 2007 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 30, 2007 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)	For each individual beneficial owner, does not include shares of common stock owned by The Newark Group, Inc. Employees’ Stock Ownership Plan for the benefit of such individual.
(3)	These shares of common stock are beneficially owned by Mr. Mullen or trusts for the benefit of members of his family and include 2.4 million shares held by Grats to which Edward K. Mullen is trustee and maintains sole voting and investment power. Robert H. Mullen has a future pecuniary interest in certain of such shares.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Stock Option Plan and Stock Appreciation Rights Plan as of April 30, 2007. These plans were our only equity compensation plans in existence as of April 30, 2007.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
Equity Compensation Plans Approved by Shareholders	—		—	—

Equity Compensation Plans Not Approved by Shareholders	639,851	(1)	$43.73	175,000

TOTAL	639,851		$43.73	175,000

(1)	See Note 12 “Employee Stock Ownership Plan” and Note 13 “Employee Incentive Plans” included in the consolidated financial statements for the year ended April 30, 2007 commencing on page F-1 in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(amounts in Item 13 shown in thousands)

As of April 30, 2007, we had a loan outstanding to the following employee, who is a family member of one of our directors and executive officers:

Name	Loan Amount	Date of Loan	% Interest Rate	Maturity Date
Matthew Mullen	$70	4/12/02	0.00	4/30/07	(1)

(1)	Repaid in full subsequent to April 30, 2007.

We lease our corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by Fred G. von Zuben and Robert H. Mullen. For each of the fiscal years ended April 30, 2007 and 2006, the amounts paid to that company under the lease were $348. The lease expires in December 2013, and we have an option to purchase the property. We believe that the rent that we are paying represents fair market value.

On August 10, 2005, the Company completed the purchase of 198,000 shares of the Company’s common stock from its former Chairman and Director. On July 5, 2005, this director exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the

THE NEWARK GROUP, INC. AND SUBSIDIARIES

stock was $7,875 which is being paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005. The balance due is being paid in 40 equal and consecutive quarterly installments, with interest, which began on October 1, 2005 and will continue thereafter on the first day of the months of January, April, July and October. Interest accrues on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets. (see Note 18 to the consolidated financial statements contained within this Annual Report on Form 10-K).

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2007, the potential payments under the agreement range from $0 to $2,185 (see Note 18 to the consolidated financial statements contained within this Annual Report on Form 10-K).

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

Audit Fees. Audit fees billed or expected to be billed to us by D&T for the audit of the financial statements included in our Annual Report on Form 10-K for the fiscal years ended April 30, 2007 and 2006 are approximately $1,251,000 and $1,178,000, respectively.

Audit-Related Fees. We were billed $154,000 and $140,000 by D&T for the fiscal years ended April 30, 2007 and 2006, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above and relate to D&T’s work in connection with their annual audit of our pension plans.

Tax Fees. We were billed an aggregate of $160,000 and $168,757 by D&T for the fiscal years ended April 30, 2007 and 2006, respectively, for tax services, principally advice regarding the preparation of income tax returns and tax planning.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)	Documents included in this report:

Page
1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of April 30, 2007 and 2006	F-2

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(b)	Exhibits:

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

10.1	The Newark Group, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.2	The Newark Group, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.3	The Newark Group, Inc. Employees’ Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.4	Purchase Agreement dated as of March 5, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

THE NEWARK GROUP, INC. AND SUBSIDIARIES

10.5	Registration Rights Agreement dated as of March 12, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.6	Credit Agreement, dated as of March 12, 2004, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.7	First Amendment to Credit Agreement, dated July 21, 2005, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.8	Stock Restriction/Purchase Agreement, dated May 1, 1980, among The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.9	Amendment to Stock Restriction/Repurchase Agreement, dated March 1, 1995, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.10	Amendment No. 2 to Stock Restriction/Repurchase Agreement, dated August 1, 2004, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.11	Death Benefit Agreement, dated November 29, 1999, among The Newark Group, Inc. and Edward K. Mullen (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.12	Asset-based Loan and Security Agreement, dated March 9, 2007, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (No. 333-118844), filed with the Commission on March 15, 2007)

10.13	Credit-linked Loan and Security Agreement, dated March 9, 2007, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (No. 333-118844), filed with the Commission on March 15, 2007)

14.1	The Newark Group, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

21.1	Subsidiaries of The Newark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on October 22, 2004)

31.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

THE NEWARK GROUP, INC. AND SUBSIDIARIES

32.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Financial statements for Integrated Paper Recyclers, LLC

99.2 *	Financial statements for Desperdicios De Papel Del Norte, S.L.

99.3 *	Financial statements for Papeles Allende, S.L.

99.4 *	Financial statements for Corenso Tolosana, S.A.

99.5 *	Financial statements for Etablissments Emile Llau SAS

(c)	Separate Financial Statements of Fifty Percent or Less Owned Persons:

Audited financials statements for the following equity method investments are filed with this Annual Report on Form 10-K as Exhibits 99.1 through 99.5:

Equity Affiliate	Exhibit
Integrated Paper Recyclers, LLC	99.1

Subgroup Despanor, S.L.	99.2

Subgroup Papeles Allende, S.L.	99.3

Corenso Tolosana, S.A.	99.4

Etablissments Emite Llau	99.5

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Dated: July 26, 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Robert H. Mullen	Chief Executive Officer, President and	July 26, 2007
Robert H. Mullen	Chairman of the Board
(Principal Executive Officer)

/s/ Joseph E. Byrne	Vice President and Chief Financial Officer	July 26, 2007
Joseph E. Byrne	(Principal Financial and Accounting Officer)

/s/ Edward K. Mullen	Vice Chairman of the Board	July 26, 2007
Edward K. Mullen

/s/ Martin A. Chooljian	Director	July 26, 2007
Martin A. Chooljian

/s/ Joseph S. DiMartino	Director	July 26, 2007
Joseph DiMartino

/s/ Benedict M. Kohl	Director	July 26, 2007
Benedict M. Kohl

/s/ Fred H. Rohn	Director	July 26, 2007
Fred H. Rohn

THE NEWARK GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

The Newark Group, Inc.

Cranford, New Jersey

We have audited the accompanying consolidated balance sheets of The Newark Group, Inc. and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, permanent stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Newark Group, Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
July 26, 2007

-F1-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2007 AND 2006

(Dollars in Thousands, Except Share Data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,806	$6,688
Accounts receivable (less allowance for doubtful accounts and sales returns and allowances of $5,241 and $5,784, respectively)	128,125	112,856
Inventories	75,266	69,073
Other current assets	18,685	6,522
Assets held for sale	755	—

Total current assets	234,637	195,139

RESTRICTED CASH	12	134
PROPERTY, PLANT AND EQUIPMENT – NET	295,534	307,207
GOODWILL	48,945	46,761
LONG-TERM INVESTMENTS	18,481	17,233
OTHER ASSETS	18,493	16,733

TOTAL ASSETS	$616,102	$583,207

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104,788	$81,564
Current maturities of debt	10,878	31,844
Income taxes and other taxes payable	2,983	3,067
Accrued salaries and wages	14,319	14,124
Other accrued expenses	10,609	11,466

Total current liabilities	143,577	142,065

SENIOR DEBT	99,118	68,190
SUBORDINATED DEBT	180,138	180,967
DEFERRED INCOME TAXES	8,040	5,775
PENSION OBLIGATION	18,766	17,690
SWAP OBLIGATION	14,775	16,269
OTHER LIABILITIES	5,841	6,063
MINORITY INTEREST	—	91

Total liabilities	470,255	437,110

COMMITMENTS AND CONTINGENCIES (Note 11)

TEMPORARY EQUITY—COMMON STOCK, SUBJECT TO PUT RIGHTS, (614,851 and 648,279 shares, respectively)	26,617	27,911

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	181,822	184,702
Accumulated other comprehensive loss	(534)	(5,897)
Treasury stock, 2,404,348 shares and 2,370,920 shares, respectively, at cost	(62,492)	(61,053)

Total permanent stockholders’ equity	119,230	118,186

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$616,102	$583,207

See notes to consolidated financial statements

-F2-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

(Dollars in Thousands)

	2007	2006	2005
NET SALES	$923,035	$852,371	$882,084
COST OF SALES	815,917	756,031	778,393

Gross profit	107,118	96,340	103,691

OPERATING EXPENSES:
Selling, general and administrative	82,548	78,617	85,144
Restructuring and impairments	708	2,562	1,710

Total operating expenses	83,256	81,179	86,854

OPERATING INCOME	23,862	15,161	16,837

OTHER (EXPENSE) INCOME:
Interest expense	(27,448)	(26,385)	(25,075)
Interest income	233	291	109
Equity in income of affiliates	2,190	1,652	2,054
Other income (expense) – net	699	(923)	3,963

Total other expense	(24,326)	(25,365)	(18,949)

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(464)	(10,204)	(2,112)
INCOME TAX EXPENSE (BENEFIT)	3,711	6,096	(999)

LOSS FROM CONTINUING OPERATIONS	(4,175)	(16,300)	(1,113)

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)	—	—	(59)

NET LOSS	$(4,175)	$(16,300)	$(1,172)

See notes to consolidated financial statements

-F3-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

(Dollars in Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,175)	$(16,300)	$(1,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,478	34,100	32,862
Impairment of assets	40	901	1,073
Gain on sale of marketable securities	—	—	(6)
(Gain) loss on sale of property, plant and equipment	(832)	508	(536)
Loss on sale of discontinued operations	—	—	99
Equity in income of affiliates	(2,190)	(1,652)	(2,054)
Loss (gain) due to hedge ineffectiveness	536	(107)	348
Proceeds from dividends paid by equity investments in affiliates	2,205	924	1,122
Deferred income tax expense (benefit)	999	(1,742)	(4,541)

Changes in assets and liabilities excluding the effects of acquisitions:
(Increase) decrease in accounts receivable	(12,041)	6,391	(1,795)
Increase in inventories	(4,465)	(7,577)	(2,285)
(Increase) decrease in other current assets	(127)	(4,303)	3,304
Decrease in other assets	226	8,066	259
Increase (decrease) in accounts payable and accrued expenses	1,282	(9,909)	1,359
(Decrease) increase in other liabilities	(4,324)	13	(4,148)
Other	—	165	—

Net cash provided by operating activities	11,612	9,478	23,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	—	44
Proceeds from insurance claims	108	—	—
Acquisition costs	(2,247)	—	—
Capital expenditures	(19,959)	(20,196)	(18,732)
Proceeds from sale of discontinued operations	—	—	1,175
Proceeds from sale of property, plant and equipment	2,139	1,175	2,309
Decrease (increase) in restricted cash	121	(3)	—

Net cash used in investing activities	(19,838)	(19,024)	(15,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(28,952)	(3,538)	(6,809)
Proceeds from long-term debt	36,894	19,281	7,795
Deferred financing costs	(2,802)	—	—
Changes in cash overdraft	10,589	(964)	(4,160)
Proceeds from issuance of common stock	—	—	125
Purchase of treasury stock	(1,439)	(927)	(1,555)

Net cash provided by (used in) financing activities	14,290	13,852	(4,604)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(946)	(3,310)	(1,292)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,118	996	2,789

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,688	5,692	2,903

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,806	$6,688	$5,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$26,784	$26,584	$26,726

Income taxes:
Paid	$3,405	$3,407	$1,547

(Refunded)	$(6)	$—	$—

Net change in accrued purchases of property, plant and equipment	$819	$297	$(574)

Note issued in connection with stock repurchase	$—	$7,875	$—

Non-cash change in temporary equity value	$(145)	$1,705	$1,862

See notes to consolidated financial statements

-F4-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2005, 2006 AND 2007

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE MAY 1, 2004	$128,840	$(8,858)	$(50,696)	$188,085	$249	$60
Net loss	(1,172)	–	–	(1,172)	–	–	$(1,172)
Change in temporary equity subject to put rights	3,417	–	–	3,417	–	–	–
Other comprehensive income (loss), net of tax:
Realization of previously unrealized losses on marketable securities sold (net of taxes of $3)	(4)	(4)	–	–	–	–	(4)
Foreign currency translation adjustments (net of taxes of $686)	1,009	1,009	–	–	–	–	1,009
Minimum pension liability adjustments (net of taxes of $2,359)	(3,539)	(3,539)	–	–	–	–	(3,539)
Change in fair value of cash flow hedges (net of taxes of $641)	(962)	(962)	–	–	–	–	(962)
Issuance of common stock	125	–	–	–	125	–	–
Purchase of treasury stock, at cost	(1,555)	–	(1,555)	–	–	–	–

BALANCE APRIL 30, 2005	126,159	(12,354)	(52,251)	190,330	374	60	$(4,668)

Net loss	(16,300)	–	–	(16,300)	–	–	$(16,300)
Change in temporary equity subject to put rights	2,797	–	–	2,797	–	–	–
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of taxes of $205)	307	307	–	–	–	–	307
Minimum pension liability adjustments (net of taxes of $3,969)	5,954	5,954	–	–	–	–	5,954
Change in fair value of cash flow hedges (net of taxes of $131)	196	196	–	–	–	–	196
Purchase of treasury stock, at cost	(927)	–	(8,802)	7,875	–	–	–

BALANCE APRIL 30, 2006	118,186	(5,897)	(61,053)	184,702	374	60	$(9,843)

Net loss	(4,175)	–	–	(4,175)	–	–	$(4,175)
Change in temporary equity subject to put rights	1,295	–	–	1,295	–	–	–
Other comprehensive income (loss):
Unrealized gains on marketable securities available for sale (net of taxes of $9)	14	14	–	–	–	–	14
Minimum pension liability adjustments (net of taxes of $1,489)	(2,234)	(2,234)	–	–	–	–	(2,234)
Foreign currency translation adjustments	6,336	6,336	–	–	–	–	6,336
Change in fair value of cash flow hedges (net of taxes of $831)	1,247	1,247	–	–	–	–	1,247
Purchase of treasury stock, at cost	(1,439)	–	(1,439)	—	–	–	–

BALANCE APRIL 30, 2007	$119,230	$(534)	$(62,492)	$181,822	$374	$60	$1,188

See notes to consolidated financial statements

-F5-

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

The equity method is used to account for the Company’s investment in the common stock of other companies where the Company maintains ownership between 20 and 50 percent, and has the ability to exercise significant influence over the investee’s operating and financial policies. These investments are included in long-term investments. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. All significant inter-company profits, transactions and balances have been eliminated. The following table details the Company’s investments in the common stock of unconsolidated entities:

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

Revenue Recognition – In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed and determinable and collectibility is reasonably assured. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. Net sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. The Company accounts for shipping and handling costs as a component of cost of goods sold; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Stock-based Compensation – The Company accounts for employee stock options and stock appreciation rights in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share Based Payment,” which allows the Company to measure its liability awards at their intrinsic value through the date of settlement. See Note 2 below for further details.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. There was no interest capitalized in 2007, 2006 or 2005.

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

-F6-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Inventories – Substantially all inventories are valued using the first-in, first-out (“FIFO”) costing method, or a method that approximates FIFO, and are carried at the lower of cost or market. With respect to inventories, market is deemed as replacement cost or net realizable value. The remaining inventories are valued using either specific identification or the average cost method (see Note 3).

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

Goodwill and Other Intangible Assets – Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is based on the estimated fair value of the underlying business as of November 1 of each year. There was no impairment of goodwill in 2007, 2006 or 2005.

Changes in the carrying amount of goodwill for the years ended April 30, 2007 and 2006 are as follows:

	Paperboard Segment	International Segment	TOTAL
Goodwill Balance at April 30, 2005	$19,652	$27,604	$47,256

Foreign exchange	—	(495)	(495)

Goodwill Balance at April 30, 2006	19,652	27,109	46,761

Foreign exchange	—	2,184	2,184

Goodwill Balance at April 30, 2007	$19,652	$29,293	$48,945

Foreign Currency Translation – The functional currency of the Company’s European subsidiary is the Euro; the functional currency of its Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate while revenues and expenses are translated daily or monthly at the average exchange rate for each month. The resulting translation adjustments are made directly to accumulated other comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in earnings as they occur. The Company recognized a currency gain of $586 in 2007, a loss of $884 in 2006 and a currency gain of $380 in 2005 in the consolidated statements of operations. The Euro exchange rate at April 30, 2007 was $1.3658 U.S. Dollar/Euro. The Canadian Dollar exchange rate at April 30, 2007 was $0.8961 U.S. Dollar/Canadian Dollar.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $16,916 and $6,326 as of April 30, 2007 and 2006, respectively.

Environmental – The Company is subject to extensive federal, state and local environmental laws and regulations, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with FAS 5, “Accounting for Contingencies” and Statement of Position 96-1 “Environmental Remediation Liabilities”. Additionally, from time to time, the Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the investigation, correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. Costs associated with environmental obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable (see Note 11).

Certain locations within the Company’s Paperboard segment are awarded credits for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance and from time to time, the Company sells excess Nitrogen Oxide emission credits. Costs for environmental maintenance and

-F7-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

improvement projects are recorded in Cost of sales and the gains from the sales of these credits are likewise recorded in Cost of sales. During 2007, the Company sold excess emission credits through an open market created specifically to trade such emission credits, and recorded gains from these sales in the amount of $3,499. The Company also sold certain water rights from a location in its Paperboard segment location for a gain of $834 which was recorded in Cost of sales.

Impairment of Long-Lived Assets – The Company evaluates the recovery of long-lived assets to be “held and used” by measuring the carrying value of these assets against their fair value, which is determined by the estimated undiscounted future cash flows associated with them. Long-lived assets classified as “held for sale” are measured at the lower of their carrying amount or fair value less cost to sell. For the years ended April 30, 2007, 2006 and 2005, the Company incurred impairment charges of $27, $883 and $1,025, respectively (Refer to Note 10).

Derivative Instruments – From time to time, the Company enters into derivative instruments with third-party institutions to hedge its exposure to interest rate, foreign currency exchange and certain energy and other raw material price risks. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are recorded currently in earnings together with changes in the fair value of the hedged item attributable to the ineffective portion of the hedge; ineffectiveness, if any, is recorded currently in earnings. At April 30, 2007, the Company was a party to two cross-currency interest rate swaps which are designated as cash flow hedges of the Company’s inter-company receivable from a foreign subsidiary. Unrealized gains or losses on these swaps are reclassified to earnings when the hedged item impacts earnings. The Company is also party to several energy price hedges.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the impact that FAS 159 will have on its financial position and results of operations once adopted.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements in fiscal 2007.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this statement will have on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 has expanded the disclosure requirements for pension plans and other post-retirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required changes to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the

-F8-

\THE NEWARK GROUP, INC. AND SUBSIDIARIES

year ended April 30, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end is effective for the Company for the fiscal year ended April 30, 2009. The Company is currently evaluating the impact this statement will have on its financial statements.

On July 13, 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN48”). FIN48 was issued to clarify the accounting for uncertain tax positions recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 as of May 1, 2007, and is in the process of evaluating the impact that FIN 48 will have on its financial statements. Any necessary transition adjustment will not affect net income in the period of adoption and will be reported as a change in accounting principle in the consolidated financial statements. The Company is currently evaluating the potential impact of this interpretation and cannot yet estimate such impact.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), which the Company adopted on May 1, 2006. FAS 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. According to FAS 123(R), the Company is considered a non-public entity as the Company only has debt securities, as opposed to equity securities, trading in the public market. This pronouncement had to be adopted by non-public companies on an interim basis for fiscal years beginning after December 15, 2005. FAS 123(R) allows non-public companies the ability to elect to measure its liability awards at their intrinsic value through the date of settlement, and the Company elected to continue to measure its liability awards at intrinsic value instead of fair value. Prior to the adoption of FAS 123(R), the Company had accounted for employee stock options and stock appreciation rights in accordance with the guidance provided in FAS 123. The Company adopted the provisions of FAS 123(R) using the prospective method; as such, there was no accounting effect on any outstanding awards and the adoption of FAS 123(R) did not have a material effect on the Company’s consolidated financial statements. At this time, the Company has two share-based payment plans covered by FAS 123(R), as described below.

The Company has a non-qualifying Stock Option Plan under which it is authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the put value of the Company’s common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled (See Notes 12 and 13).

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees.

3.	INVENTORIES

Inventories consist of the following:

	April 30,
	2007	2006
Raw Materials	$29,063	$24,612
Finished Goods	42,937	41,135
Other Manufacturing Supplies	3,266	3,326

	$75,266	$69,073

-F9-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

4.	ACCOUNTS RECEIVABLE

	April 30,
	2007	2006
Accounts Receivable	$133,366	$118,640
Allowance for Doubtful Accounts	(5,241)	(5,784)

	$128,125	$112,856

During the years ended April 30, 2007, 2006 and 2005, the Company recorded bad debt expense of $503, $317 and $1,887, respectively. These amounts are included within Selling, general and administrative in the consolidated statements of operations.

5.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, Massachusetts where the paperboard mill the Company closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale is expected to be completed within one year from the execution of the Agreement. The net book value of these assets is $755 and is reflected as Assets held for sale on the consolidated balance sheets.

6.	PROPERTY, PLANT AND EQUIPMENT

	April 30,
	2007	2006
Land	$24,879	$22,704
Buildings and Leasehold Improvements	111,902	110,442
Machinery and Equipment	522,226	519,201

Gross Property, Plant and Equipment	659,007	652,347
Less Accumulated Depreciation	(363,473)	(345,140)

Net Property, Plant and Equipment	$295,534	$307,207

Depreciation expense for the years 2007, 2006 and 2005 was $32,665, $32,136 and $31,050, respectively.

7.	LONG-TERM DEBT

	April 30,
	2007	2006
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Three-Year Bank Credit Facility (2)	—	25,415
Asset-based Credit Facility (2)	18,000	—
Term Loan (2)	15,000	—
Industrial Revenue Bonds (3)	67,215	69,040
Subordinated Notes (4)	5,967	7,155
All other (5)	8,952	4,391

Total Debt	290,134	281,001

Less Current Maturities of Debt	(10,878)	(31,844)

Long-Term Debt	$279,256	$249,157

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated debt in the consolidated balance sheets.
(2)

The Company had a $150,000 senior secured credit facility with ten banks which was replaced by both an asset-based credit facility and a credit-linked facility on March 9, 2007. Under the $150,000 facility, borrowing availability was subject to borrowing base requirements established by leverage ratios, and the Company had the ability to issue up to $95,000 for letters of credit. The new asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s

-F10-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

borrowing base), up to $25,000 of which may be used for loans directly to the Company’s International subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations. The new credit-linked facility provides the Company a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. The term of the asset-based credit agreement is 5 years, and the term of the credit-linked credit agreement is 6 years. Subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the asset-based credit facility by an amount of up to $15,000. Likewise, subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000. As of April 30, 2007, the Company had a total of $82,015 in letters of credit obligations outstanding ($68,302 of which had been used to enhance the industrial revenue bonds) and $7,015 under the asset-based facility. Separately, under the asset-based facility the Company had $18,000 in borrowings outstanding at a rate of 6.82% and had $15,000 outstanding on the term loan at a rate of 7.57%. The Company had $42,690 of borrowing availability under the asset-based facility at April 30, 2007. The undrawn portions of the facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%. This debt is classified in Senior Debt in the consolidated balance sheets.

(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,250, Mobile IRB of $4,560, Ohio IRB of $15,500, and Massachusetts IRBs of $45,905 as of April 30, 2007. During the twelve months ended April 30, 2007, the remaining balance on the Natick IRB was paid. These bonds are variable rate demand bonds with maturity dates ranging from November 2011 through July 2031 where the interest rates range from 6.35% to 7.73% (including letter of credit fees) and are reset every seven days. This debt is classified in Senior Debt in the consolidated balance sheets with a portion in Current maturities of debt.
(4)	Pursuant to the July 5, 2005 “put” of Company common stock to the Company by its former Chairman and Director (see Note 18), the Company issued a subordinated note on August 10, 2005 for $7,875 to the former Chairman in exchange for the 198,000 shares of Company common stock owned by him. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of April 30, 2007, the remaining balance on the note is $5,847. The Company had previously issued a separate subordinated note to a stockholder in exchange for the stockholder’s shares of common stock. That note bears interest at the rate of 5% per year, payable quarterly. As of April 30, 2007, the amount outstanding on that note is $120 and is due June 2007. The debt associated with these notes is classified in Subordinated Debt in the consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes $5,724 and $2,292 of borrowings on a line of credit and discounted bills pending collection, respectively, from the Company’s International operations. It also includes a loan with Toronto Dominion Bank for $936. The loan bears interest at the Canadian prime rate plus 0.75% (the Canadian prime rate is 6.00% as of April 30, 2007), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt.

Aggregate annual principal payments applicable to debt for the next five years and thereafter are as follows:

Year Ending April 30,	Total
2008	$10,878
2009	2,872
2010	3,012
2011	3,152
2012 (1)	21,307
Thereafter (2)	248,913

$290,134

(1)	Includes $18,000 due under the asset-based facility.
(2)	Includes $15,000 due under the term loan facility.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each

-F11-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At April 30, 2007, the Company was in compliance with all financial ratios. These facilities also contain a “Material Adverse Change” clause. It is the Company’s opinion that the clause will not be invoked and as such, all debt under these facilities is classified as long-term.

Under the asset-based agreement, the Company (a) granted the lenders a first priority lien on all of its accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of its other assets, including certain real property, and (b) guaranteed the obligations, under this facility, of its International subsidiary. Under the credit-linked agreement, the Company granted the lenders a first priority lien on substantially all of its assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien on all ABL Priority Collateral.

The Company has two cross-currency interest rate swap agreements. These agreements have been designated as cash flow hedges against the existing inter-company loan to the Company’s European subsidiary. At April 30, 2007 and 2006, the fair value of the swaps represented a liability of $14,775 and $16,269, respectively, the decrease resulting from a principal payment made in September 2006 and the effects of the change in foreign currency exchange rates. The Company has recognized a charge of $536, income of $107 and a charge of $348 within Other (expense) income – net on the consolidated statements of operations, related to hedge ineffectiveness, during the years ended April 30, 2007, 2006 and 2005, respectively.

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

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following, net of tax:

	April 30,
	2007	2006
Foreign currency translation	$10,250	$3,914
Net unrealized gain on marketable securities	14	—
Net unrealized loss on derivative instruments	(239)	(1,486)
Minimum pension liability	(10,559)	(8,325)

Net accumulated other comprehensive loss	$(534)	$(5,897)

9.	INCOME TAXES

The Company has recorded a deferred tax asset relating to operating loss carry-forwards for federal, foreign, and state purposes of $76,590 and $71,477 as of April 30, 2007 and 2006, respectively.

Federal net operating losses of $158,171 as of April 30, 2007 can be carried forward for twenty years and have expiration dates of April 30, 2023 through April 30, 2027. State net operating losses of approximately $161,000 have expiration dates ranging from April 30, 2008 through April 30, 2027. Foreign net operating losses and credits of $34,778 have expiration dates ranging from April 30, 2008 to April 30, 2020.

Realization of the net asset is dependent upon generating taxable income in future periods. Due to the uncertainty of the realization of certain of these federal, state and foreign tax carry forwards, the Company has a valuation allowance of $27,431 as of April 30, 2007, which represents a full reserve on its domestic net asset and a reserve on certain foreign assets. At April 30, 2006, the valuation allowance was $22,231. The increase in the 2007 valuation allowance was recorded through income from continuing operations.

-F12-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of income tax expense (benefit) are as follows:

	Year Ended April 30,
	2007	2006	2005
Current:
Federal	$—	$581	$—
State	409	92	40
Foreign	2,303	2,245	3,502

	2,712	2,918	3,542

Deferred:
Federal	—	(474)	(4,136)
State	—	2,337	(802)
Foreign	999	1,315	397

	999	3,178	(4,541)

Income Tax Expense (Benefit)	$3,711	$6,096	$(999)

Effective Tax Rate	800.0%	59.7%	(47.3)%

The reconciliation between the statutory federal tax rate and the Company’s effective income tax rate are as follows:

	Year Ended April 30,
	2007	2006	2005
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	25.1	(41.3)	(23.5)
Foreign tax rate differential/earnings repatriation	(378.2)	(5.5)	(4.3)
Valuation allowance	927.9	129.2	—
Branch foreign currency gains/losses	159.4	11.7	—
Meals & Entertainment	51.8	2.3	11.1
Lobby	13.7	0.5	—
Fines and penalties	29.2	0.7	—
Officers’ Life	7.2	—	11.3
Other, net	(1.1)	(2.9)	(6.9)

Effective tax rate	800.0%	59.7%	(47.3)%

-F13-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of net deferred tax asset and liability are as follows:

	April 30,
	2007	2006
Current:
Loss Carry Forwards / Credits	$76	$1,110
Allowance for Doubtful Accounts	542	531
Inventory Reserve	423	362
Vacation Pay Reserve	1,814	2,111
Other	288	259

Current Deferred Tax Asset	3,143	4,373

Non-Current:
Loss Carry-forward	76,509	70,367
Pension Costs	7,294	6,030
Cash Flow Hedge	—	85
Property, Plant & Equipment	439	—
Stock Appreciation Rights (SARs)	681	829
Gas Hedge	14	884
Other	510	253

Non-Current Deferred Tax Asset	85,447	78,448

Total Deferred Tax Assets	88,590	82,821
Valuation Allowance	(27,431)	(22,231)

Total Deferred Tax Assets, Net of Valuation Allowance	61,159	60,590

Current Liability
LIFO Adjustment	—	(825)
Dividend Repatriation	—	(1,047)
Property Tax	(172)	(238)

	(172)	(2,110)

Non-Current Liability:
Property, Plant and Equipment	(53,072)	(54,772)
Cash Flow Hedge	(115)	—
Pension	(4,030)	—
Gains/Losses	(397)	—
Goodwill	(7,516)	(6,351)
Other	(84)	(2,612)

	(65,214)	(63,735)

Total Deferred Tax Liability	(65,386)	(65,845)

Net Deferred Tax Asset (Liability)	$(4,227)	$(5,255)

Net current deferred tax assets of $2,207 and $215 are included in Other current assets as of April 30, 2007 and 2006, respectively. Additionally, net long term deferred tax assets of $1.606 and $305 are included in Other assets as of April 30, 2007 and 2006, respectively.

The Company had provided for United States deferred income taxes on $3,822 of earnings of its foreign subsidiaries which were fully repatriated in the current fiscal year; all of the amounts repatriated were considered earnings and therefore taxable. All other foreign earnings are intended to be reinvested indefinitely. As of April 30, 2007 such earnings are $31,293.

During the year ended April 30, 2007, Spanish authorities enacted a two-tiered rate change for corporate taxpayers. The corporate income tax rate was changed from 35% to 32.5% and 30% for tax years beginning after December 31, 2006 and 2007, respectively. This change represents a tax benefit of approximately $691.

-F14-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

10.	RESTRUCTURING AND IMPAIRMENTS

2007 Restructuring

The Paperboard segment incurred $429 of expenses related to the maintenance and dismantling of facilities closed in prior years. Of this amount, nearly 75% of the total related to our closed facility in Stockton, CA.

The Converted Products segment incurred $252 of dismantling costs on previously shut down facilities, the total of which includes $145 related to the net buyout of the remaining lease term on one facility and the release of $18 of accrued expenses on our Kountze, TX facility resulting from its January 2007 sale. The Converted Products segment also incurred $27 of non-cash impairment charges on equipment.

2006 Restructuring

The Paperboard segment incurred $1,768 of restructuring charges, $1,407 of which related to the closure of the Natick, MA mill. Of Natick’s total, $605 was related to the non-cash impairment of fixed assets, $414 was for severance and the remainder for mothballing and other charges. Upon closure, there were 58 severed employees, primarily representing the hourly workforce. The decision to close the mill was made based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The remaining charges in Paperboard were comprised of the on-going costs to exit previously shut-down facilities.

Within the Converted Products segment, the majority of both dismantling and impairment charges related to a certain leased facility which ceased production operations in April 2004 but continued to be used for warehousing purposes. The $166 within Corporate represented the loss on the sale of a previously restructured facility in Greenville, SC. Gross proceeds on the sale were $1,078.

2005 Restructuring

The Paperboard segment incurred charges of $1,309. The total charges included amounts related to the closing of the facility located in Sunrise, FL, and were net of $410 the Company received in its second fiscal quarter from the sale of certain water/sewer discharge rights. The Sunrise facility was suffering from continued operating losses which resulted from the weakened recovered paper market in Europe. The Company’s senior management decided to close the facility in belief that the European markets would not be experiencing a turnaround in the near future. The other remaining restructured locations in this segment had appraisals performed by experienced engineers of the Company to determine the fair value of the facilities. The markets for used equipment could not support the net book value and an impairment charge was taken. The remaining charges related to continuing costs to exit these facilities that were incurred in 2005. The Company sold its paperboard mill in Gardiner, ME in a transaction that closed on March 17, 2005. The gross proceeds on the sale were $130, resulting in a loss of $18. This mill was closed in October 2001 after operating on a limited basis for several months due to an overall slowdown in the Paperboard segment.

The Converted Products segment incurred net charges of $401, which included charges to shut down facilities located in Kountze, TX and Stockton, CA, as well as a gain from the sale of its Vancouver, WA plant. On November 16, 2004, the Company entered into a Purchase and Sale Agreement for the sale of the Vancouver plant and the closing occurred on April 14, 2005. The gross proceeds on the sale were $2,250, resulting in a gain of $896. This facility was closed in September 2003 as a result of consolidation of operations. Excluding the Vancouver sale, total restructuring charges in this segment were $1,297, of which $314 related to asset impairment. Dismantling charges of $729 and severance charges of $254 occurred primarily at the facility located in Kountze, TX. This facility was closed upon senior management’s determination that it was not feasible to withstand this plant’s continued operating losses. The Stockton plant shut-down was the result of consolidation of operations in the California area and the shifting of business to other facilities.

-F15-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and other charges incurred in 2007, 2006, and 2005 are as follows:

	Paperboard	Converted Products	Corporate	Total
2007 Charges
Dismantling, Mothballing & Other	$429	$252	$—	$681
Asset Impairment	—	27	—	27

Total Charges	$429	$279	$—	$708

2006 Charges
Severance	$414	$—	$—	$414
Dismantling, Mothballing & Other	749	350	166	1,265
Asset Impairment	605	278	—	883

Total Charges	$1,768	$628	$166	$2,562

2005 Charges
Severance	$205	$254	$—	$459
Dismantling, Mothballing & Other	481	(167)	—	314
Asset Impairment	623	314	—	937

Total Charges	$1,309	$401	$—	$1,710

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2005 Balance	$46	$—	$46
2006 Restructuring Charges	1,265	414	1,679
Amounts Paid Against 2005 Charges	(46)	—	(46)
Amounts Paid Against 2006 Charges	(1,085)	(414)	(1,499)

April 30, 2006 Balance	180	—	180
2007 Restructuring Charges	681	—	681
Amounts Paid Against 2006 Charges	(162)	—	(162)
Adjustment of prior accruals	(18)	—	(18)
Amounts Paid Against 2007 Charges	(568)	—	(568)

April 30, 2007 Balance	$113	$—	$113

During the years ended April 30, 2007, 2006 and 2005, the Company recorded charges of $13, $18 and $136, respectively, to reduce inventories and idle assets to their net realizable value. The inventory was written down to its net realizable value based upon the Company’s decision to close certain facilities. This charge is included in Cost of sales.

Within Corporate, 2006 dismantling charges represent the loss on the sale of a previously restructured facility.

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2006 (1)	Costs for the Twelve Months Ended April 30, 2007 (2)	Estimated Costs to Complete Initiatives as of April 30, 2007	Total Estimated Costs of Initiatives as of April 30, 2007
Paperboard	$15,645	$388	$1,750	$17,783
Converted Products	2,158	279	—	2,437

	$17,803	$667	$1,750	$20,220

(1)    Of the $17,803 in cumulative restructuring costs, $7,972 million were non-cash charges.

(2)    The total costs incurred in the twelve months ended April 30, 2007, $667, does not agree with the twelve month total charges of $708 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

-F16-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

11.	COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

Rental expense charged to operations under operating leases was $7,065, $6,359 and $5,567 in 2007, 2006 and 2005, respectively. Aggregate minimum rental commitments, primarily for manufacturing facilities, equipment and the corporate office, are as follows:

Year Ending April 30,	Total
2008	$6,042
2009	5,492
2010	4,583
2011	3,670
2012	2,655
Thereafter	2,989

$25,431

The Company enters into purchase commitments that are necessary to efficiently manage its businesses. As of April 30, 2007, these commitments require the Company to make payments of approximately $4,902 through April 2011. The majority of these commitments relate to the supply of natural gas and electricity, with the remainder relating to service providers for communications, office equipment and trash removal.

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

The Massachusetts Attorney General’s Office has asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. The Company has agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $600 and agreeing to certain injunctive relief. As of April 30, 2007, the Company had accrued the $600 with such amounts being recorded in the Selling, general and administrative line on the Consolidated Statements of Operations.

-F17-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. As of April 30, 2007, the Company has expensed $688, of which $566 remains accrued based upon the most recent estimates for the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination, if any, ultimately determined to be attributable to the Company and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the April 30, 2007 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period.

12.	EMPLOYEE STOCK OWNERSHIP PLAN

Effective May 1, 1985, the Company established an Employee Stock Ownership Plan (“ESOP”), which purchased 1,800,000 shares of Company stock. The ESOP covers all salaried employees hired prior to May 1, 1994. The ESOP is funded by the Company through contributions to the ESOP in amounts as may be determined by the Board of Directors. At a minimum there must be cash contributions for each plan year at such times and in sufficient amounts to cover all obligations of the ESOP as they come due. As of April 30, 1995, all stock of the Employee Stock Ownership Trust (the “Trust”) was allocated to the accounts of the participants and there are no additional required contributions to the Trust. Distribution of shares to settle participant account balances cannot occur until after employee termination. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. The put value as of April 30, 2007, 2006 and 2005 was $43.29 per share, $43.05 per share and $45.94 per share, respectively. At April 30, 2006 and 2005 the put value exceeded the current fair market value. The determination of the 2007 fair market value is in the process of being calculated by a third party, but management believes that the fair value will not exceed put value. During the last five years, the average annual redemptions have been $2,316. The amount paid by the ESOP in 2007 was $1,439. At April 30, 2007 and 2006, there were 614,851 and 648,279 allocated shares with a redemption value of $26,617 and $27,911, respectively. The Company classifies the redemption value, which represents its maximum obligation, as Temporary Equity on the consolidated balance sheets with an offsetting amount to retained earnings.

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

-F18-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Stock Option Plan	April 30,
	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	25,000	$41.93	25,000	$41.93	125,000	$29.80
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(95,000)	25.93
Forfeited	—	—	—	—	(5,000)	42.72

Outstanding at end of year	25,000	41.93	25,000	41.93	25,000	41.93

Options exercisable at year-end	19,000	$39.89	17,500	$39.25	14,000	$39.16

Weighted-average fair value of options granted during the year		$—		$—		$—

The following table summarizes information about stock options outstanding and exercisable at April 30, 2007.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
10,000	<1	33.93	10,000	33.93
5,000	2	42.72	4,000	42.72
10,000	5	49.53	5,000	49.53

25,000	2.4	41.93	19,000	39.89

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. These SARs have a remaining weighted average contractual life of 2.2 years.

Stock Appreciation Rights Plan

	April 30,
	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	122,500	$47.04	115,000	$47.24	114,000	$47.00
Granted	4,000	43.06	70,000	45.97	23,000	46.49
Exercised	—	—	(59,334)	46.14	(20,333)	44.81
Forfeited	(18,000)	47.08	(3,166)	47.36	(1,667)	49.89

Outstanding at end of year	108,500	46.89	122,500	47.04	115,000	47.24

SARs exercisable at year end	85,519	47.23	69,484	47.81	95,663	47.23

Weighted-average fair value of options granted during the year		$43.06		$45.97		$46.49

In 2007, the Company recorded a reduction to compensation expense arising from all employee incentive plans of $93. The effects on compensation expense from these incentive plans were a decrease of $189 and an increase of $288 for the years 2006 and 2005, respectively.

-F19-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

14.	RETIREMENT PLANS

The Company sponsors seven defined benefit plans covering substantially all of its employees, and made changes to two of these plans as of May 1, 2006: The Newark Group, Inc. Salaried Employees’ Pension Plan and The Newark Group, Inc. Non-Union Hourly Employees’ Pension Plan. Salaried personnel hired on or after May 1, 2006 will no longer be eligible to join the Company’s Salaried Employees’ Pension Plan, but will be eligible to participate in a defined contribution plan. Benefits for those salaried employees remaining in the Salaried Employees’ Pension Plan are based on average salary the last ten years of employment and years of service. Non-union hourly employees hired on or after May 1, 2006 will no longer be eligible to join the Company’s Non-Union Hourly Employees’ Pension Plan but will be eligible to participate in a defined contribution plan. The defined benefit plan for non-union hourly employees hired before May 1, 2006 was frozen as of April 30, 2006 and replaced with a defined contribution plan featuring two levels of Company contributions: one matching a specified percentage of employee contributions and the second making a specified, percentage-of-wages contribution, whether or not the employee makes any contributions. Additionally in fiscal 2007, four unionized locations switched from a defined benefit plan to a defined contribution plan upon the renewing of their labor agreements, with each defined contribution plan featuring the aforementioned two levels of Company contributions. Upon the unionized location’s switch to defined contribution plans, the benefits under their defined benefit plans were frozen and the Company recognized $107 of curtailment expense in 2007 for unrecognized prior service cost. The Company recognized $520 of curtailment expense in 2006 but had no similar costs in 2005.

U.S. Defined Benefit Plans

Pension expense includes the following components:

	April 30,
	2007	2006	2005
Service cost	$3,153	$3,924	$3,826
Interest cost on projected benefit obligation	7,224	6,421	6,214
Expected gain on assets	(8,283)	(7,259)	(6,076)
Net amortization	883	1,664	1,367

Net pension expense	$2,977	$4,750	$5,331

Assumptions used in determining the domestic plans’ net periodic pension expense are:

	April 30,
	2007	2006	2005
Discount rate	6.30%	5.70%	6.25%
Rate of increase in compensation levels	2.50%	2.50%	3.00%
Expected rate of return on assets	8.80%	9.20%	8.75%

-F20-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth the domestic Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2007	2006
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets
Change in benefit obligation:

Projected benefit obligation at end of prior year	$118,075	$115,927
Service cost	3,153	3,924
Interest cost	7,224	6,421
Actuarial (gain) loss	4,586	(4,282)
Plan amendments	—	324
Benefits paid	(4,500)	(4,239)

Projected benefit obligation at end of year	128,538	118,075

Change in plan assets:
Plan assets at fair value at end of prior year	94,270	78,412
Actual gain on plan assets	10,438	13,058
Employer contributions	12,048	7,039
Benefits paid	(4,500)	(4,239)

Plan assets at fair value at end of year	112,256	94,270

Funded status	(16,282)	(23,805)

Unrecognized net actuarial loss	24,016	22,189
Unrecognized prior service cost	2,394	2,758
Unrecognized net transition obligation	45	67

Prepaid (accrued) benefit costs	$10,173	$1,209

Accumulated benefit obligation	$119,851	$109,763

Assumptions used in determining the domestic plans’ funded status are:

	April 30,
	2007	2006
Discount rate	6.00%	6.30%
Rate of increase in compensation levels	2.50%	2.50%
Expected rate of return on assets	8.80%	9.20%

The following table summarizes the effects on other comprehensive income (loss), net of tax:

	April 30,
	2007	2006	2005
Change in intangible pension asset	$(2,656)	$(528)	$208
Change in deferred tax liability	1,489	(3,969)	2,359
Change in additional pension liability	(1,067)	10,451	(6,106)

Other comprehensive income (loss)	$(2,234)	$5,954	$(3,539)

The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2008	$4,992
2009	5,346
2010	5,737
2011	6,120
2012	6,405
2013-2017	37,774

-F21-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Amounts recognized in the consolidated balance sheets consist of:

	April 30,
	2007	2006
Accrued benefit cost	$(7,596)	$(15,493)
Intangible assets	169	2,825
Accumulated other comprehensive loss	17,600	13,877

Net amount recognized	$10,173	$1,209

The Company’s pension plan weighted-average asset allocations at April 30, 2007 and 2006, by asset category are as follows:

	April 30,
	2007	2006
Equity Securities	66%	76%
Debt Securities	11%	12%
Other	23%	12%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset allocation decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. The Company’s contributions for the years ended April 30, 2007, 2006 and 2005 were $12,048, $7,039 and $6,324, respectively. Preliminary estimates place the Company’s required contributions for its fiscal year ending April 30, 2008 at approximately $9,000. Benefits paid out of the Plan for the years ended April 30, 2007, 2006 and 2005 were $4,500, $4,239 and $3,889, respectively.

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

Pension expense includes the following components:

	April 30,
	2007	2006	2005
Service cost	$22	$173	$201
Interest cost on projected benefit obligation	158	239	176
Actual/Expected return on plan assets	(141)	(168)	(151)
Actuarial gain	—	—	(596)
Net amortization and deferral	(32)	—	—

Net pension expense (income)	$7	$244	$(370)

-F22-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth the foreign Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2007	2006
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets
Projected benefit obligation at end of prior year	$3,861	$5,937
Foreign currency	321	(107)
Service cost	22	173
Interest cost	158	239
Actuarial loss/(gain)	466	(2,300)
Participants’ contributions	30	23
Benefits paid	(112)	(104)

Projected benefit obligation at end of year	4,746	3,861

Plan assets at fair value at end of prior year	3,621	4,514
Foreign currency	292	(81)
Actual gain on plan assets	157	(799)
Employer contributions	78	67
Employee contributions	30	24
Benefits paid	(112)	(104)

Plan assets at fair value at end of year	4,066	3,621

Funded status	(680)	(240)
Unrecognized net (gain) loss	(317)	(748)

Accrued benefit costs	$(997)	$(988)

Accumulated benefit obligation	$(4,138)	$(3,651)

The accrued benefit cost is reflected in the long-term pension obligation in the consolidated balance sheets for 2007 and 2006. The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2008	$132
2009	146
2010	167
2011	167
2012	166
2013-2017	810

Assumptions used in determining the foreign Plan’s funded status are:

	April 30,
	2007	2006
Discount Rate	4.75%	3.97%
Rate of Increase in Compensation Levels	3.95%	2.00%
Expected Rate of Return on Assets	4.75%	3.97%

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

Defined Contribution Plan

The Company has defined contribution plans for substantially all US employees. Through April 30, 2006, the Company’s matching 401K contributions were determined based upon a percentage of employee contributions. Beginning May 1, 2006, for employees affected by the above noted change in defined benefit plans, Company contributions will occur on two levels as described in the first paragraph of this note. For employees not affected by the change in defined benefit plans, Company contributions will continue to be computed as they have been prior to May 1, 2006. Company expenses for the years ended April 30, 2007, 2006 and 2005 were $1,340, $486 and $499, respectively.

-F23-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

15.	TREASURY STOCK

Treasury stock is acquired via related-party transactions through purchases from the ESOP plan and individual stockholders. Such transactions during the years ended April 30, 2007 and 2006 are as follows:

	Shares	Treasury Stock
Balance, April 30, 2005	2,152,758	$52,251
Purchase of Additional Shares	218,162	8,802

Balance, April 30, 2006	2,370,920	61,053
Purchase of Additional Shares	33,428	1,439

Balance, April 30, 2007	2,404,348	$62,492

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cross-Currency Interest Rate Swaps – The carrying amount reported in the consolidated balance sheets for cross-currency interest rate swaps is its fair value based on the cost to terminate the agreements at April 30, 2007 and 2006, as obtained from the counterparties.

Long-Term Debt – The fair value of the 9 3/4% Senior Subordinated Notes and Subordinated Notes are estimated based on the discounted value of future cash flows utilizing current market rates for debt of the same risk and maturity. Other variable rate debt approximates fair value because the interest rates reset periodically.

The following table compares the carrying amount to the estimated fair value for these debt instruments:

	April 30, 2007		April 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9 3/4%Senior Subordinated Notes	$175,000	$182,000	$175,000	$165,375
Subordinated Notes	$120	$119	$599	$584

17.	SEGMENT INFORMATION

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

The International segment consists of facilities throughout Europe that are managed separately from North American operations. The vertical integration of this segment offers both paperboard manufacturing and converting. Through fiscal 2007, there are minimal business transactions between the North American segments (Paperboard and Converted Products) and the International segment.

-F24-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company evaluates performance and allocates resources based on operating profits and losses of each business segment. Operating results include all costs and expenses directly related to the segment involved. Corporate includes corporate, general, administrative and unallocated expenses.

Identifiable assets are accumulated by facility within each business segment.

The following table presents certain business segment information for the periods indicated.

	April 30,
	2007	2006	2005
Sales (aggregate):
Paperboard	$617,480	$578,465	$606,848
Converted Products	289,737	274,626	270,452
International	170,881	151,542	155,133

Total:	$1,078,098	$1,004,633	$1,032,433

Less sales (inter-segment):
Paperboard	$(147,531)	$(144,934)	$(142,791)
Converted Products	(7,532)	(7,356)	(7,549)
International	—	28	(9)

Total:	$(155,063)	$(152,262)	$(150,349)

Net sales (external customers):
Paperboard	$469,949	$433,531	$464,057
Converted Products	282,205	267,270	262,903
International	170,881	151,570	155,124

Total:	$923,035	$852,371	$882,084

Operating Income (Loss):
Paperboard	$30,496	$21,140	$25,753
Converted Products	(4,294)	(7,319)	(11,153)
International	13,394	14,853	16,938

Total Segment Operating Income:	39,596	28,674	31,538

Corporate Expense	15,734	13,513	14,701

Total Operating Income (Loss):	23,862	15,161	16,837

Interest expense	(27,448)	(26,385)	(25,075)
Interest income	233	291	109
Equity in income of affiliates	2,190	1,652	2,054
Loss on extinguishment of debt	—	—	—
Other (expense) income, net	699	(923)	3,963

Loss from Continuing Operations Before Income Taxes	(464)	(10,204)	(2,112)
Income tax expense (benefit)	3,711	6,096	(999)

Loss from Continuing Operations	$(4,175)	$(16,300)	$(1,113)

Depreciation and Amortization:
Paperboard	$23,762	$22,949	$21,756
Converted Products	5,003	5,282	4,731
International	3,550	3,698	4,301
Corporate	2,163	2,171	2,074

Total:	$34,478	$34,100	$32,862

Purchases of Property, Plant and Equipment:
Paperboard	$14,525	$13,749	$12,989
Converted Products	1,871	1,918	4,591
International	3,300	3,959	1,045
Corporate	263	570	107

Total:	$19,959	$20,196	$18,732

	April 30, 2007	April 30, 2006

Identifiable Assets:
Paperboard	$348,997	$332,664
Converted Products	93,744	94,812
International	161,301	138,766
Corporate	12,060	16,965

Total:	$616,102	$583,207

-F25-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	April 30,
	2007	2006
Sales to External Customers
United States	$742,554	$691,071
Europe	170,881	151,570
Canada	9,600	9,730

Total	$923,035	$852,371

Net Property, Plant and Equipment, Goodwill and Intangibles

United States	$274,724	$288,273
Europe	62,791	58,298
Canada	6,989	7,416

Total	$344,504	$353,987

18.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by one director and a former Chairman of the Company. For the years ended April 30, 2007, 2006 and 2005, the amount paid to that company under the lease was $348 in each year.

At April 30, 2007 and 2006, the Company had $903 and $882, respectively, of outstanding loans to employees, of which $91 at each year-end was outstanding since prior to July 2002 to some of its executive officers and directors.

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

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i)  1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii)  1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2007, the potential payments under the agreement range from $0 to $2,185.

The paperboard mills in our International segment purchased approximately $12,324, $10,309 and $9,715 of raw material from affiliated entities accounted for as equity method investments during the years ended April 30, 2007, 2006 and 2005, respectively.

The International segment also recorded sales of approximately $2,997, $2,193 and $1,865 to two affiliated entities accounted for as equity method investments during the years ended April 30, 2007, 2006 and 2005, respectively.

The Company paid approximately $5,284, $5,198 and $4,887 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as equity method investment, primarily for hauling services of recyclable material during the years ended April 30, 2007, 2006 and 2005, respectively.

The Company utilizes the legal services of Lowenstein Sandler, PC, of which Benedict Kohl, who serves on the Company’s Board of Directors, is a partner. During the years ended April 30, 2007, 2006 and 2005, the Company incurred costs from Lowenstein Sandler of $621, $462 and $703, respectively.

-F26-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

19.	ACQUISITION COSTS

During 2007, the Company incurred $2,247 of direct costs related to its planned acquisition of a paperboard mill in Germany which have been deferred in accordance with FAS 141, “Business Combinations.” At any point that this proposed acquisition should prove unsuccessful, these costs would be expensed in our Statements of Operations.

20.	SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTMENTS

Following is summary financial information of certain of the Company’s equity investments. Earnings of our equity method investments are recorded based on the twelve months ended April 30. The summary information of our European affiliates has been presented as of December 31, which coincides with their fiscal year end, as certain financial data is not practicable to obtain as of April 30.

	Domestic Affiliate April 30,
	2007	2006
Current Assets	$1,015	$1,390
Property and equipment, net	$2,554	$2,214
Other Assets	$868	$276

Current Liabilities	$1,240	$1,015
Other Liabilities	$191	$328

	Year Ended April 30,
	2007	2006	2005
Revenues	$6,798	$6,639	$6,063
Gross Profit	$1,331	$1,708	$1,985
Net income	$967	$1,354	$1,667

	European Affiliates December 31,
	2006	2005
Current Assets	$52,876	$49,203
Property and equipment, net	$25,268	$21,279
Other Assets	$6,535	$5,953

Current Liabilities	$34,456	$25,943
Other Liabilities	$189	$270

	Year Ended December 31,
	2006	2005	2004
Revenues	$172,658	$142,884	$128,310
Gross Profit	$43,865	$36,380	$32,706
Net income	$5,593	$4,608	$3,974

21.	SUBSEQUENT EVENTS

During July 2007, the Company became obligated to purchase a recycled paperboard mill in Viersen, Germany. Total acquisition price for the land, buildings and equipment will be approximately $3,100 and costs for legal, accounting and consulting services will be approximately $2,000. The purchase is scheduled to close on August 1, 2007.

-F27-

SCHEDULE II

THE NEWARK GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended April 30, 2007, 2006 and 2005

(In Thousands)

		Additions	Deductions
	Balances at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deductions Allowed	Balance at End of Year
April 30, 2007

Allowances for doubtful accounts and sales returns and allowances deducted from accounts receivable	$5,784	$1,546	$(2,089)	$5,241

Income tax valuation allowance	$22,231	$5,200	—	$27,431

April 30, 2006

Allowances for doubtful accounts and sales returns and allowances deducted from accounts receivable	$6,356	$577	$(1,149)	$5,784

Income tax valuation allowance	$6,596	$16,363	$(728)	$22,231

April 30, 2005

Allowances for doubtful accounts and sales returns and allowances deducted from accounts receivable	$6,325	$1,374	$(1,343)	$6,356

Income tax valuation allowance	$6,408	$1,834	$(1,646)	$6,596

-F28-