Form 10-Q
period 2007-07-31
NEWARK GROUP, INC
filed 2007-09-13
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The number of common shares outstanding at July 31, 2007 was 3,600,652.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF JULY 31, 2007 AND APRIL 30, 2007

(Dollars in Thousands, Except Share Data)

	July 31, 2007	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,044	$11,806
Accounts receivable (less allowance for doubtful accounts and sales returns and allowances of $5,436 and $5,241, respectively)	121,656	128,125
Inventories	74,923	75,266
Other current assets	19,514	18,685
Assets held for sale	800	755

Total current assets	239,937	234,637

RESTRICTED CASH	200	12
PROPERTY, PLANT AND EQUIPMENT – Net	292,936	295,534
GOODWILL	48,943	48,945
LONG-TERM INVESTMENTS	18,943	18,481
OTHER ASSETS	17,453	18,493

TOTAL ASSETS	$618,412	$616,102

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,675	$104,788
Current maturities of debt	13,250	10,878
Income taxes and other taxes payable	3,801	2,983
Accrued salaries and wages	13,492	14,319
Other accrued expenses	17,430	10,609

Total current liabilities	144,648	143,577

SENIOR DEBT	95,210	99,118
SUBORDINATED DEBT	180,670	180,138
DEFERRED INCOME TAXES	8,997	8,040
PENSION OBLIGATION	18,789	18,766
SWAP OBLIGATION	15,013	14,775
OTHER LIABILITIES	5,680	5,841

Total liabilities	469,007	470,255

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (614,851)	26,617	26,617

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	186,755	181,822
Accumulated other comprehensive loss	(1,909)	(534)
Treasury stock, 2,404,348 at cost	(62,492)	(62,492)

Total permanent stockholders’ equity	122,788	119,230

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$618,412	$616,102

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
NET SALES	$255,675	$227,108
COST OF SALES	223,354	196,564

Gross profit	32,321	30,544

OPERATING EXPENSES:
Selling, general and administrative	20,978	20,101
Restructuring and impairments	111	154

Total operating expenses	21,089	20,255

OPERATING INCOME	11,232	10,289

OTHER (EXPENSE) INCOME:
Interest expense	(6,937)	(6,943)
Interest income	867	61
Equity in income of affiliates	731	682
Other income (expense) – net	16	(52)

Total other expense	(5,323)	(6,252)

EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	5,909	4,037
INCOME TAX EXPENSE	976	1,136

NET EARNINGS	$4,933	$2,901

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,933	$2,901
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,629	8,515
Loss on sale of property, plant and equipment	113	359
Equity in income of affiliates	(731)	(682)
(Gain) loss on derivative activities	(87)	42
Proceeds from dividends paid by equity investments in affiliates	272	1,656
Deferred income tax (benefit) expense	(2,131)	726

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,515	(1,096)
Decrease in inventories	368	246
Decrease (increase) in other current assets	1,936	(3,267)
Decrease in other assets	1,809	395
Increase in accounts payable and accrued expenses	6,512	10,680
Increase in other liabilities	184	84

Net cash provided by operating activities	28,322	20,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,133)	(3,814)
Acquisition costs	(744)	—
Proceeds from sale of property, plant and equipment	2	347
Increase in restricted cash	(188)	(63)

Net cash used in investing activities	(6,063)	(3,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	7,889	—
Repayments of long-term debt	(8,996)	(8,129)
Changes in cash overdraft	(10,295)	(4,035)

Net cash used in financing activities	(11,402)	(12,164)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	381	(114)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,238	4,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,806	6,688

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,044	$11,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,071	$1,722

Income Taxes:
Paid	$47	$586

(Refunded)	$—	$(5)

Purchases of property, plant and equipment included in accounts payable	$1,626	$2,156

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY—UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2007

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2007	$119,230	$(534)	$(62,492)	$181,822	$374	$60

Net income	4,933	—	—	4,933	—	—	$4,933
Other comprehensive income:
Unrealized gains on marketable securities available for sale	10	10	—	—	—	—	10
Foreign currency translation adjustments	338	338	—	—	—	—	338
Change in fair value of cash flow hedges	(1,723)	(1,723)	—	—	—	—	(1,723)

BALANCE JULY 31, 2007	$122,788	$(1,909)	$(62,492)	$186,755	$374	$60	$3,558

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $6,622 and $16,916 as of July 31, 2007 and April 30, 2007, respectively.

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

We discontinue hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated or exercised, (iii) a derivative is de-designated as a hedge because it is unlikely that a forecasted transaction will occur or (iv) we determine that designation of a derivative as a hedge is no longer appropriate.

When we discontinue cash flow hedge accounting because the hedging instrument is sold, terminated or no longer designated (de-designated), the amount reported in other comprehensive income up to the date of sale, termination or de-designation continues to be reported in other comprehensive income until the forecasted underlying transaction affects earnings.

Environmental – The Company is subject to extensive federal, state and local environmental laws and regulations, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Concerning environmental claims, the Company records any liabilities and discloses the required information in accordance with Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies”, Statement of Position 96-1, “Environmental Remediation Liabilities” and FAS 143, “Accounting for Asset Retirement Obligations.” Additionally, from time to time, the Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the investigation, correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. Costs associated with environmental obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the

THE NEWARK GROUP, INC. AND SUBSIDIARIES

identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable (see Note 9).

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the impact that FAS 159 may have on its financial position and results of operations once adopted.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that FAS 157 may have on its consolidated financial statements.

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

On July 13, 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertain tax positions recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 stipulates that the tax effects from an uncertain tax position can be recognized in the financial statements, only if it is more likely than not that the position would be sustained upon audit based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2008 fiscal year, and require the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the adoption, the Company concluded that no adjustment to opening retained earnings was required. Interest costs and penalties related to income taxes are classified as income tax expense in the Company’s financial statements.

3.	INVENTORIES

Inventories consist of the following:

	July 31, 2007	April 30, 2007

Raw Materials	$28,098	$29,063
Finished Goods	42,866	42,937
Other Manufacturing Supplies	3,959	3,266

	$74,923	$75,266

THE NEWARK GROUP, INC. AND SUBSIDIARIES

4.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, MA where the paperboard mill we closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale is expected to be completed within the next twelve months. The net book value of these assets is $782 and is reflected as Assets held for sale on the condensed consolidated balance sheets.

5.	LONG-TERM DEBT

	July 31, 2007	April 30, 2007
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Asset-based Credit Facility (2)	11,000	18,000
Term loan (2)	15,000	15,000
Industrial Revenue Bonds (3)	65,545	67,215
Subordinated Notes (4)	5,670	5,967
All other (5)	16,915	8,952

Total Debt	289,130	290,134
Less Current Portion	(13,250)	(10,878)

Long-Term Debt	$275,880	$279,256

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)	On March 9, 2007, the Company entered into a five-year asset-based credit agreement and a six-year credit-linked credit agreement. The asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s borrowing base), up to $25,000 of which may be used for loans directly to the Company’s International subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations. The credit-linked facility provides the Company a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple Industrial Revenue Bond (“IRB”) issues with the credit spread being the same as the term loan. Subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the asset-based credit facility by an amount of up to $15,000. Likewise, subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000. As of July 31, 2007, the Company had a total of $81,600 in letters of credit obligations outstanding ($68,302 of which had been used to enhance the industrial revenue bonds) which includes $6,600 outstanding under the asset-based facility. Separately, under the asset-based facility, the Company had $11,000 in borrowings outstanding at a rate of 6.82%, and under the credit-linked facility had $15,000 outstanding on the term loan at a rate of 7.57%. The Company had $45,464 of borrowing availability under the asset-based facility at July 31, 2007. The undrawn portions of the facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%. This debt is classified in Senior Debt in the condensed consolidated balance sheets.
(3)	The Industrial Revenue Bonds are comprised of: Mercer IRB of $1,250, Mobile IRB of $4,115, Ohio IRB of $15,500, and Massachusetts IRBs of $44,680 as of July 31, 2007. These bonds are variable rate demand bonds, secured by letters of credit, with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 6.105% to 7.825% (including letter of credit spread) and are reset every seven days. All borrowings under these facilities are classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(4)	The Company issued a subordinated note to a prior stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of July 31, 2007, the remaining balance on the note is $5,670. The debt associated with this notes is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes the following from our International operations: $4,978 of borrowings on a line of credit, $4,159 of discounted bills pending collection and $6,828 of a five year loan. The borrowings under this five year loan bear a variable interest rate of EURIBOR plus .75%, or 5.12% as of July 31, 2007. Principal and interest are due every six months, at which point the interest rate is reset. Other also includes a loan with Toronto Dominion Bank for $950, which bears interest at the prime rate plus 0.75% (the prime rate is 6.25% as of July 31, 2007), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At July 31, 2007, the Company was in compliance with all financial ratios.

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

The Company has cross-currency interest rate swap agreements with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to the Company’s European subsidiary. Effective May 1, 2007, the Company de-designated these swaps as hedges. With this de-designation, the amount in other comprehensive income, $172, remains and will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At July 31, 2007 and April 30, 2007, the fair value of the swaps represented a liability of $14,896 and $14,775, respectively. During the quarter ended July 31, 2007, the Company entered into another swap agreement in relation to a second intercompany loan with its European subsidiary that was not designated as a hedge and represented a liability of $117 as of July 31, 2007. The Company has recognized a gain of $87 and a loss of $42 within Other (expense) income – net on the condensed consolidated statements of operations, related to derivative activities, during the three months ended July 31, 2007 and 2006, respectively.

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended
	July 31, 2007	July 31, 2006

Service Cost	$820	$1,208
Interest Cost on Projected Benefit Obligation	1,887	1,605
Expected Return on Assets Gain	(2,383)	(1,815)
Net Amortization	241	416

Net Pension Expense	$565	$1,414

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company estimates a cash contribution to its domestic pension plans of approximately $6,000 during fiscal year ending April 30, 2008 and has made a contribution of $750 towards that $6,000 total during the three months ended July 31, 2007. As of July 31, 2007, 66% of the plan’s assets were in equity investments, 11% in fixed-income securities and 23% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended
	July 31, 2007	July 31, 2006
Service Cost	$9	$8
Interest Cost on Projected Benefit Obligation	56	39
Expected Return on Assets (Gain) Loss	(42)	(34)
Net Amortization	—	(8)

Net Pension Expense	$23	$5

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended July 31, 2007 and 2006:

Fiscal 2008 Restructuring

The Paperboard segment incurred $111 of charges for costs to exit previously shut down locations.

Fiscal 2007 Restructuring

The Paperboard segment incurred $111 of charges which related to costs to exit previously shut down locations. Within the Converted Products segment, $23 of the total charges of $43 related to building repairs.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Corporate	Total
July 31, 2007
Dismantling, Mothballing & Other	$111	$—	$—	$111

Total Charges	$111	$—	$—	$111

July 31, 2006
Dismantling, Mothballing & Other	$111	$43	$—	$154

Total Charges	$111	$43	$—	$154

The following table summarizes the Company’s accruals for plant restructuring costs:

Dismantling, Mothballing & Other Costs
April 30, 2007 Accrual Balance	$113
Restructuring Charges for the Three Months Ended July 31, 2007	111
Amounts Paid Against 2007 Accruals	(113)
Amounts Paid Against 2008 Accruals	(27)

July 31, 2007 Accrual Balance	$84

The following table summarizes restructuring and impairment costs by segment for restructuring plans initiated since January 1, 2003 and accounted for under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Cumulative Costs as of April 30, 2007 (1)	Costs for the Three Months Ended July 31, 2007 (2)	Estimated Costs to Complete Initiatives as of July 31, 2007	Total Estimated Costs of Initiatives as of July 31, 2007
Paperboard	$16,033	$99	$2,680	$18,812
Converted Products	2,437	—	—	2,437

	$18,470	$99	$2,680	$21,249

(1)	Of the $18,470 in cumulative restructuring costs, $7,999 were non-cash charges related to asset impairment.
(2)	The total costs incurred in the three months ended July 31, 2007, $99, does not agree with the three month total charges of $111 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

8.	INCOME TAXES

The Company’s consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. The Company records income tax expense related to its state and foreign jurisdictions in which it has taxable income. During the three months ended July 31, 2007 and 2006, the Company has not recorded US federal income tax expense due to the reduction in its valuation allowance against its deferred tax assets – net operating losses.

The Company adopted the provision of FIN 48 on May 1, 2007. Upon the adoption of FIN 48, the Company had $770 of gross unrecognized tax benefits of which $33 would affect the Company’s tax rate, if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by the existing valuation allowance and the federal tax benefit related to state tax items. Interest costs of $4 and penalties of $16 related to income taxes are classified as income tax expense in the Company’s financial statements. Tax returns for all years from 2003 forward are subject to future examination by federal, state and Spanish tax authorities. Other foreign jurisdictions are open to examination for years beginning 2005.

No material adjustments have been made to unrecognized tax benefits as of July 31, 2007. The Company does not anticipate a material change to its unrecognized tax benefits within the next twelve months.

9.	COMMITMENT AND CONTINGENCIES

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation claims, arising in the ordinary course of business. Although in management’s opinion the ultimate disposition of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows, in the event of one or more adverse determinations related to these issues, the impact on the Company’s results of operations could be material to any specific period.

Current Environmental Matters

The Company has identified environmental contamination at three of its closed facilities that may require remediation upon retirement of these assets. However, no such liability has been recognized for these facilities, as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. For these three locations, any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

The Massachusetts Attorney General’s Office has asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. The Company has agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $600 and agreeing to certain injunctive relief. The $600 had been accrued by April 30, 2007, with such amounts being recorded in the Selling, general and administrative line on the condensed consolidated statements of operations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of July 31, 2007, the Company has expensed $688 (none of which was expensed in the quarter ended July 31, 2007), of which $456 remains accrued based upon the most recent estimates for the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination, if any, ultimately determined to be attributable to the Company and other parties. It is possible that the Company’s ultimate liability resulting from this issue could materially differ from the July 31, 2007 accrual balance.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended
	July 31, 2007	July 31, 2006
Sales (aggregate):
Paperboard	$168,491	$151,680
Converted Products	80,159	74,325
International	49,580	42,968

Total:	$298,230	$268,973

Less sales (inter-segment):
Paperboard	$(40,411)	$(40,032)
Converted Products	(2,144)	(1,833)
International	—	—

Total:	$(42,555)	$(41,865)

Sales (external customers):
Paperboard	$128,080	$111,648
Converted Products	78,015	72,492
International	49,580	42,968

Total:	$255,675	$227,108

Operating Income:
Paperboard	$10,735	$11,589
Converted Products	1,360	(698)
International	3,527	3,014

Total Segment Operating Income:	15,622	13,905

Corporate Expense	4,390	3,616

Total Operating Income:	11,232	10,289

Interest Expense	(6,937)	(6,943)
Interest Income	867	61
Equity in Income of Affiliates	731	682
Other Income (Expense), Net	16	(52)

Earnings from Continuing Operations Before Income Taxes	5,909	4,037
Income Tax Expense	976	1,136

Net Earnings	$4,933	$2,901

Depreciation and Amortization:
Paperboard	$6,050	$5,845
Converted Products	1,213	1,302
International	926	824
Corporate	440	544

Total:	$8,629	$8,515

Purchases of Property, Plant and Equipment:
Paperboard	$3,205	$2,614
Converted Products	421	230
International	1,507	944
Corporate	—	26

Total:	$5,133	$3,814

	July 31, 2007	April 30, 2007
Identifiable Assets:
Paperboard	$334,866	$348,997
Converted Products	93,910	93,744
International	173,534	161,301
Corporate	16,102	12,060

Total:	$618,412	$616,102

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	July 31, 2007	July 31, 2006
Sales to External Customers
United States	$202,597	$181,358
Europe	49,580	42,968
Canada	3,498	2,782

Total	$255,675	$227,108

	July 31, 2007	April 30, 2007
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$271,318	$274,724
Europe	63,277	62,791
Canada	7,284	6,989

Total	$341,879	$344,504

11.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp., a corporation owned by the Company’s current Chief Executive Officer (“CEO”) and former CEO. For each of the three-month periods ended July 31, 2007 and 2006, the amount paid to that company under the lease was $87.

The paperboard mills in our International segment purchased approximately $4,006 and $2,657 of raw material from affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2007 and 2006, respectively.

The International segment also recorded sales of approximately $1,008 and $688 to two affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2007 and 2006, respectively.

The Company paid approximately $1,337 and $1,297 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the three-month periods ended July 31, 2007 and 2006, respectively.

12.	OTHER MATTERS

During the quarter ended July 31, 2007, the Company received a $2,861 settlement resulting from state sales-tax related litigation. Of this total, $2,054 was recorded as a reduction to cost of sales as it represented a refund of sales taxes paid which were originally recorded to cost of sales. The remainder, $807, was for interest on the principal amount of the settlement and was recorded on the Interest income line on our condensed consolidated statement of operations.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

13.	SUBSEQUENT EVENTS

On August 1, 2007, the Company completed the purchase of a recycled paperboard mill in Viersen, Germany, at a total cost of approximately $4,400, which includes the land, buildings, equipment and finished product, and covers all pre-acquisition costs for legal, accounting and consulting services. The Company also has a signed agreement to purchase a cogeneration facility located next to this mill, which is expected to close within the next fiscal quarter, for approximately $1,300.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended April 30, 2007.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K for the year ended April 30, 2007. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the five largest participants in this industry. No single customer accounted for more than 3.2% of our sales in our fiscal year ended April 30, 2007.

We operate in three segments—Paperboard, Converted Products and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tube, core and allied products; and (v) solidboard packaging. In our Paperboard segment we handle recovered paper and manufacture grades of recycled paperboard used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment we manufacture tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market.

For the fiscal year ended April 30, 2007, the Paperboard segment represented 51% of our total sales, the Converted Products segment represented 31% of our total sales and the International segment represented 18% of our total sales.

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

Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption. While the industry has rationalized approximately 1.5 million tons over the last several years, we believe there remains some overcapacity in uncoated recycled paperboard (“URB”). However, our mill utilization rates have remained at 97% for each of the quarters ended July 31, 2007 and 2006.

Recovered paper is our most significant raw material, and the cost of such paper has historically fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced rose from $99 per ton in 2004 to $116 per ton in 2005, dropped to $108 per ton in 2006 and rose again in 2007 to $123 per ton. This escalation in recovered paper costs continued into our first quarter ended July 31, 2007, where our costs rose 26% to $144 per ton of paperboard produced compared to $114 per ton of paperboard produced during the quarter ended July 31, 2006. Additionally, our average recovered paper cost per ton of paperboard produced in our international mills increased 45% in the quarter ended July 31, 2007 to $164 per ton from $113 per ton in the same quarter last year.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. Average energy costs in our North American mill system, though relatively stable over the last two years at $90 and $88 per ton of paperboard produced in 2007 and 2006, respectively, are significantly higher than the $43 per ton average energy cost in 2000, due to overall increases in natural gas, fuel oil and electricity prices. We believe that prices will likely remain at these elevated levels in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. During the quarter ended July 31, 2007, we had approximately 30% of our natural gas needs hedged at prices favorable to our budget, and have approximately 50% of our needs hedged through March 2008, again at prices favorable to budget. For the quarters ended July 31, 2007 and 2006, our average energy cost per ton of paperboard produced in our North American mills remained essentially flat at $84 and $85 per ton, respectively. Energy costs in Western Europe have escalated over the last two years, particularly relating to natural gas, and as a result, our energy costs averaged €58 per ton of paperboard produced in 2007 versus €40 per ton in 2006. Prices have seemed to stabilize, though, with our average energy costs at €54 per ton of paperboard produced in the quarter ended July 31, 2007 compared to €56 per ton in the quarter ended July 31, 2006.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. A price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers and a price increase on all grades of uncoated recycled paperboard became effective for North American customers at the beginning of March 2007. As a result of the realization of these increases, when comparing the quarters ended July 31, 2007 and 2006, average sales price for our recycled paperboard and converted products increased 6% and 3%, or $26 per ton and $25 per ton, respectively.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended July 31,
(in thousands)	2007	2006
Net Sales
Paperboard	$128,080	$111,648
Converted Products	78,015	72,492
International	49,580	42,968

Total	$255,675	$227,108

Cost of Sales
Paperboard	$109,445	$91,843
Converted Products	71,530	68,130
International	42,379	36,591

Total	$223,354	$196,564

Restructuring
Paperboard	$111	$111
Converted Products	—	43

Total	$111	$154

SG&A
Paperboard	$7,789	$8,105
Converted Products	5,125	5,017
International	3,674	3,363
Corporate	4,390	3,616

Total	$20,978	$20,101

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended July 31,
(in thousands)	2007	2006
Operating Income (Loss)
Paperboard	$10,735	$11,589
Converted Products	1,360	(698)
International	3,527	3,014
Corporate	(4,390)	(3,616)

Total	$11,232	$10,289

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months Ended July 31
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	87.4	86.6
Selling, general and administration expenses	8.2	8.9
Restructuring and impairments	—	0.1
Operating income	4.4	4.5
Interest expense	2.7	3.1
Income tax expense	0.4	0.5
Net earnings	1.9	1.3

Results of Operations

Period Ended July 31, 2007 Compared to Period Ended July 31, 2006

Overview

Net Sales. Net sales for the period ended July 31, 2007 were $255.7 million, which represents a $28.6 million, or 13%, increase over the $227.1 million in the same period in the prior fiscal year. The realization of price increases across all segments led sales higher, along with increased sales volumes in our North American and European converting operations. However, our mill volumes decreased 3% and 2% in Europe and North America, respectively. The 6% weakening of the US dollar to the Euro when comparing the average exchange rates for the quarter ended July 31, 2007 to the same quarter in 2006 also contributed to higher sales.

Cost of Sales. Cost of sales for the quarter ended July 31, 2007 was $223.4 million, $26.8 million, or 14%, higher than the $196.6 million during the quarter ended July 31, 2006. Our cost of recovered paper both internationally and domestically rose sharply in the current quarter, 40% and 38%, respectively, when compared to the same quarter last year. Also contributing to the increase were higher energy costs across all segments and higher volumes in both our domestic and international converting operations. Non-recurring reductions to costs of sales for the quarters ended July 31, 2007 and 2006 were $2.0 million from a state sales-tax related settlement and a $3.3 million gain from the sales of certain air emission credits at one of our California locations, respectively (see Note 12 to the Condensed Consolidated Financial Statements).

Restructuring and Impairments. Restructuring charges totaled $0.1 million during the quarter ended July 31, 2007 as compared to $0.2 million during the quarter ended July 31, 2006. Current year expenses represent costs to exit previously shut down locations in our Paperboard segment while prior year expenses related to similar costs in both our Paperboard and Converted Products segments.

SG&A. SG&A costs rose 4% in the quarter ended July 31, 2007 to $21.0 million compared to $20.1 million in the quarter ended July 31, 2006. Higher compensation costs and an increase to our bad debt reserve, along with higher commission expense in our International segment, more than offset not having to record an environmental charge in our Paperboard segment in the quarter ended July 31, 2007 after having recorded one in the same quarter of the prior year.

Operating Income. Operating income increased 9% in the quarter ended July 31, 2007 to $11.2 million from $10.3 million in the quarter ended July 31, 2006, primarily due to increased prices across all segments and higher volumes in our worldwide converting operations. Lower volumes in our domestic and international mills, along with a $1.3 million reduction to decreases in cost of sales from non-recurring transactions, served to partially offset the pricing and volume increases.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Paperboard

Net sales in the Paperboard segment increased by $16.5 million, or 15%, to $128.1 million in the quarter ended July 31, 2007 when compared to $111.6 million for the quarter ended July 31, 2006. Driving this advance was a price increase of 6% on our recycled paperboard. Additionally, 33% and 1% increases in the price and volume of the sales of recovered paper to third parties also pushed net sales upward. These increases were partially offset by a 2% drop in the volume of our mill recycled paperboard.

Cost of sales for the quarter ended July 31, 2007 was $109.4 million, a $17.6 million, or 19%, increase from the $91.8 million in the same quarter of the prior year. The major force driving costs upward was a 38% spike in the cost of recovered paper. Adding to the rise in costs was a 1% increase in overall energy costs. Non-recurring reductions to costs of sales for the quarters ended July 31, 2007 and 2006 were $2.0 million from a state sales-tax related settlement and a $3.3 million gain from the sales of certain air emission credits at one of our California locations, respectively.

Restructuring costs remained flat at $0.1 million with charges in each quarter comprised of costs to exit previously shut down locations.

Our mill utilization rates remained flat at 97% in each of the quarters ended July 31, 2007 and 2006.

SG&A decreased 4%, or $0.3 million, from $8.1 million in the quarter ended July 31, 2006 to $7.8 million in the quarter ended July 31, 2007. This decrease is primarily a result of our recording an environmental reserve in the quarter ended July 31, 2006 after being named a potential responsible party by the EPA in relation to the Lower Passaic River Study Area, while not having to record such an accrual in the current quarter.

Operating Income for the Paperboard segment decreased 7% to $10.7 million in the quarter ended July 31, 2007 compared to $11.6 million in the quarter ended July 31, 2006. The dramatic increase in the costs of recovered paper, along with the decrease in mill volume, overcame the benefits from the higher sales prices.

Converted Products

Net sales in the Converted Products segment were $78.0 million in the quarter ended July 31, 2007, $5.5 million, or 8%, higher than the $72.5 million during the same quarter in 2006, the result of a 3% increase in sales price and a 2% increase in volume.

Cost of sales for the quarter ended July 31, 2007 was $71.5 million, an increase of 5%, or $3.4 million, compared to the $68.1 million in the quarter ended July 31, 2006, the result of the 2% volume increase and a 2% increase in raw material paperboard costs.

The Converted Products segment incurred no restructuring charges in the quarter ended July 31, 2007 compared to $0.1 million in the quarter ended July 31, 2006. Prior-year charges reflect costs to exit previously shut down locations.

SG&A expenses remained essentially flat when comparing the quarters ended July 31, 2007 and 2006 at $5.1 million and $5.0 million, respectively.

The Converted Products segment posted operating income of $1.4 million in the quarter ended July 31, 2007 as compared to an operating loss of $0.7 million in the quarter ended July 31, 2006. The effects of price increase realization and better efficiencies through prior restructuring efforts resulted in substantial margin improvement in the current quarter. These positive impacts, along with higher volumes, more than offset the incremental costs associated with increased volumes, such as raw material paperboard.

International

Net sales in the International segment increased 15%, or $6.6 million, to $49.6 million in the quarter ended July 31, 2007 compared to $43.0 million in the quarter ended July 31, 2006. Average sales price increases of 16% and 13% on our international mill and converted products, respectively, along with a 6% increase in converting operations volume, were the reasons for the increase, but were partially offset by a 3% decrease in mill volume. The weakening of the US dollar against the Euro also factored into increased sales, as the average US dollar/Euro exchange rate during the current quarter was 1.36 as compared to 1.27 in the quarter ended July 31, 2006, a 6% change. Excluding the effects of exchange rates, our average mill and converting sales prices increased 9% and 6%, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Cost of sales in the International segment was $42.4 million for the quarter ended July 31, 2007, 16%, or $5.8 million, higher than the $36.6 million experienced in the quarter ended July 31, 2006. The largest impact on this increase was a 40% surge in our recovered paper cost. A rise in total energy and freight costs of 8% and 6% per ton, respectively, also pushed our cost of sales higher, as did our higher converting volumes and the weaker US dollar.

SG&A in the International segment was $3.7 million in the quarter ended July 31, 2007, $0.3 million, or 9%, higher than in the same quarter in the prior year. The 6% weakening of the US dollar versus the Euro, along with a 7% increase in commission expense on a Euro basis, account for this increase.

Despite a higher percentage increase in cost of sales compared to the increase in net sales, operating income for the International segment increased $0.5 million in the quarter ended July 31, 2007 to $3.5 million from $3.0 million in the quarter ended July 31, 2006. Higher sales prices on both our mill and converted products, along with increased converting volumes, more than offset a sharp rise in wastepaper costs and elevated freight and energy costs. The weaker US dollar versus the Euro also contributed to the increase.

Corporate

Unallocated corporate expense for the quarter ended July 31, 2007 was $4.4 million, $0.8 million, or 21%, higher than $3.6 million in the quarter ended July 31, 2006, the result of higher compensation expense and an increase in our bad debt reserve.

Other (Expense) Income

Interest expense remained flat for the quarters ended July 31, 2007 and 2006 at $6.9 million despite average outstanding borrowings during the quarter ended July 31, 2007 increasing to $289.6 million from $277.0 million in the quarter ended July 31, 2006. Lower interest rates on the credit facilities entered into in March 2007 versus the rates from the facility in effect in the prior year are responsible for the lack of an increase in the current quarter.

Excluding interest expense, Other (expense) income—net increased from income of $0.7 million in the quarter ended July 31, 2006 to $1.6 million in the quarter ended July 31, 2007. The vast majority of the increase, $0.8 million, is the result of interest received as part of a state sales-tax related settlement, as described above, along with an increase in affiliate earnings.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to our state and foreign jurisdictions in which we have taxable income. During the three months ended July 31, 2007 and 2006, we did not record US federal income tax expense due to the reduction of our valuation allowance against our deferred tax assets – net operating losses.

Although pre-tax income has increased when comparing the quarters ended July 31, 2007 and 2006, our income tax expense remained relatively flat at $1.0 million and $1.1 million, respectively, due to the majority of the increase in pre-tax income stemming from North American operations, where we currently do not record US income tax expense due to the reduction of our valuation allowance against our deferred tax assets – net operating losses.

Net Income

In summary, we recorded net income of $4.9 million in the quarter ended July 31, 2007 compared to $2.9 million in the quarter ended July 31, 2006, a 70% improvement. Higher sales prices across all segments and worldwide converting volumes, along with substantial margin improvement in our Converted Products segment, more than offset large increases in the cost of recovered paper per ton of paperboard produced in our domestic and international mills as well as a $1.3 million decrease in non-recurring cost of sales reductions in our Paperboard segment. Income tax expense decreased slightly from $1.1 million in the quarter ended July 31, 2006 to $1.0 million in the quarter ended July 31, 2007.

Liquidity Requirements

Operations. Our current cash requirements for operations consist primarily of expenditures to maintain our mills and plants, purchase inventory, meet operating lease obligations, meet obligations to our lenders, and finance working capital

THE NEWARK GROUP, INC. AND SUBSIDIARIES

requirements as well as other operating activities. We fund our current cash requirements with cash provided by operations and borrowings under our asset-based and credit-linked facilities. We believe that these sources will be sufficient to meet the current and anticipated cash requirements of our operations for the next twelve months.

Capital Expenditures. Our total capital expenditures were $5.1 million and $3.8 million in the quarters ended July 31, 2007 and 2006, respectively. We expect fiscal 2008 capital expenditures to be under $25.0 million.

Borrowings

At July 31, 2007, total debt (consisting of current maturities of debt, our asset-based and credit-linked facilities, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

July 31, 2007
9.75% Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	11.0
Term loan	15.0
Industrial Revenue Bonds (“IRBs”)	65.5
Other(1)	22.6

Total debt	$289.1

(1)	See Note 5 to the accompanying condensed consolidated financial statements for the components of this total.

In July 2007, our international subsidiary entered into a new five year loan in the amount of €5.0 million. Borrowings under this loan bear a variable interest rate of EURIBOR plus .75%. Principal and interest payments are required every six months at which point the variable interest rate is reset.

On March 9, 2007, (i) we entered into a five-year asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations, and (ii) we and our domestic subsidiaries entered into a six-year credit-linked facility whereby the credit-linked lenders provided to us a $15.0 million term loan and a $75.0 million credit-linked letter of credit facility, and other financial accommodations. Under the agreement referred to in (i) above, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain real property, and (b) guaranteed the obligations, under this facility, of an international subsidiary. Under the agreement referred to in (ii) above, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. Subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the revolving credit facility by an amount of up to $15.0 million. Likewise, subject to meeting certain conditions, we have a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10.0 million.

The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10.0 million, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At July 31, 2007, the Company was in compliance with all financial ratios.

In March 2004, we completed an offering of $175.0 million of 9.75% senior subordinated notes (the “Notes”) with a maturity date of March 12, 2014. We pay interest semi-annually on March 15 and September 15 of each year. We cannot redeem the Notes before March 15, 2009; on or after that date, we may redeem them at specified prices. The

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Notes rank junior in right of payment to all of our existing and future senior debt and equal in right of payment with all of our existing and future senior subordinated debt. The Notes are not guaranteed by any of our subsidiaries, and therefore are effectively subordinated to all liabilities of our subsidiaries. If we experience certain changes of control, we must offer to purchase the Notes at 101% of their face amount, plus accrued interest.

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2008 (1)	$10.0
2009	4.8
2010	4.4
2011	4.5
2012 (2)	15.7
Thereafter (3)	249.7

(1)	Represents remaining obligations for the fiscal year ended April 30, 2008.
(2)	Includes $11.0 million due under the asset-based credit facility.
(3)	Includes $15.0 million due under the term loan.

We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, remains and will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At July 31, 2007 and April 30, 2007, the fair value of the 2001 Swaps represented a liability of $14.9 million and $14.8 million, respectively. During the quarter ended July 31, 2007, we entered into another swap agreement in relation to a second intercompany loan with our European subsidiary that was not designated as a hedge which represented a liability of $0.1 million as of July 31, 2007.

Additionally, in our effort to manage costs, we, at varying times, utilize energy and raw material price hedges. At July 31, 2007, the fair value of these hedges was a liability of approximately $1.7 million, which was entirely energy related.

Cash Flow

Net cash provided by operating activities

We generated cash from operating activities of $28.3 million and $20.6 million in the quarters ended July 31, 2007 and 2006, respectively. The $7.8 million increase was the result of the following: (i) a $1.9 million positive change in net earnings, (ii) the current year receipt of $1.9 million from the surrender of a life insurance policy, (iii) a $7.7 million decrease in changes in accounts receivable more than offsetting a $2.5 decrease in changes in accounts payable, some of which is attributable to the cost of recovered paper we sell to third parties, offset by (i) $1.4 million less received in dividends from equity affiliates.

Net cash used in investing activities

In the quarters ended July 31, 2007 and 2006, we used $6.1 million and $3.5 million of cash, respectively, in investing activities. The $2.6 million increase is mainly the result of a $2.1 increase in capital expenditures and acquisition costs. The increased usage was also impacted by $0.3 million less in proceeds from the sale of property, plant and equipment and a $0.1 million increase in restricted cash.

Net cash used in financing activities

In the quarters ended July 31, 2007 and 2006, we used cash in financing activities of $11.4 million and $12.2 million, respectively, a reduction of $0.8 million. This reduction is the result of $7.1 million less in net repayments of long-term debt offset by a $6.3 million decrease in cash overdrafts.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the three-month period ended July 31, 2007.

Pension

Our defined benefit pension plans are accounted for in accordance with FAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. Our assumptions are described in Note 14 to our Annual Report on Form 10-K for the year ended April 30, 2007. At April 30, 2007, the discount rate was lowered to 6.0% from 6.3%. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.2 million. The discount rate is based upon the demographics of the plan participants as well as benchmarking a certain index, e.g. Citigroup Pension Liability Index. To determine our expected long-term rate of return on plan assets, we evaluate criteria such as asset allocation, historical returns by asset class, historical returns of our current pension portfolio managers and management’s expectation of the economic environment. Based upon this methodology, the expected long-term rate of return on assets was 8.8% as of April 30, 2007. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $0.9 million. The level of compensation increase is established by management, and has the smallest direct impact of the three assumptions on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense was $4.7 million in 2006, $3.0 million in 2007 and is expected to be approximately $2.0 million in 2008.

Goodwill

We perform a goodwill impairment test at least annually. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2007 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

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

Environmental Matters

We are subject to extensive federal, state and local environmental laws and regulations, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Concerning environmental claims, we record any liabilities and disclose the required information in accordance with FAS 5, “Accounting for Contingencies”, Statement of Position 96-1, “Environmental Remediation Liabilities” and FAS 143, “Accounting for Asset Retirement Obligations.” Additionally, from time to time, we may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the investigation, correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. Costs associated with environmental obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable.

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

As of July 31, 2007, we had a full valuation allowance on our deferred tax assets for US federal income tax purposes and will maintain such allowance until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowance on a quarterly basis.

As of May 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Consistent with the Company’s previous accounting policy, interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements.

Impairment of Long-Lived Assets

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 10 to our Annual Report on Form 10-K for the year ended April 30, 2007.

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a $17.5 million negative effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a $10.4 million negative effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, remains and will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. Despite this accounting-based de-designation, economic coverage of the exposure to changes in the Euro to US dollar exchange rates remains as the interest rate derivative instruments remain in effect, only hedge accounting ceases. At July 31, 2007, the fair value of the 2001 Swaps represented a liability of $14.9 million. During the quarter ended July 31, 2007, we entered into another swap agreement in relation to a second intercompany loan with our European subsidiary that was not designated as a hedge which represented a liability of $0.1 million as of July 31, 2007. As a result of derivative activities during the three months ended July 31, 2007 and 2006, we recognized a gain of $0.1 million and a de minimis loss, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, or approximately 50 basis points, it would have approximately a $0.6 negative million effect on net earnings on an annual basis.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures.

(a) Disclosure controls and procedures.

As of July 31, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of July 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation claims, arising in the ordinary course of business. Although in management’s opinion the ultimate disposition of these matters will not have a material effect on our financial condition, results of operations or cash flows, in the event of one or more adverse determinations related to these issues, the impact on our results of operations could be material to any specific period.

The Massachusetts Attorney General’s Office has asserted that we, at one or more of our Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. We have agreed, in principle, subject to a definitive written agreement, to settle these allegations by paying $600 and agreeing to certain injunctive relief. We had accrued the $600 by April 30, 2007, with such amounts being recorded in the Selling, general and administrative line on the Consolidated Statements of Operations.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified us of our potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. We are one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from our now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed us that we may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded we pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave us the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of July 31, 2007, we have expensed $688 (none of which was

THE NEWARK GROUP, INC. AND SUBSIDIARIES

expensed in the quarter ended July 31, 2007), of which $456 remains accrued based upon the most recent estimates for the study. Due to uncertainties inherent in this matter, management is unable to estimate our potential exposure, including possible remediation or other environmental responsibilities that may result from this matter at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination, if any, ultimately determined to be attributable to us and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the July 31, 2007 accrual balance.

ITEM 1A.	RISK FACTORS

No changes

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of The Newark Group’s shareholders was held on July 20, 2007, at which time the shareholders voted all shares to re-elect all of the incumbent directors.

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

Date: September 12, 2007

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: September 12, 2007

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)

27