Form 10-Q
period 2007-10-31
NEWARK GROUP, INC
filed 2007-12-14
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

The number of common shares outstanding at October 31, 2007 was 3,634,080.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF OCTOBER 31, 2007 AND APRIL 30, 2007

(Dollars in Thousands, Except Share Data)

	October 31, 2007	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,905	$11,806
Accounts receivable (less allowance for doubtful accounts of $5,575 and $5,241, respectively)	128,915	128,125
Inventories	78,382	75,266
Other current assets	19,100	18,685
Assets held for sale	912	755

Total current assets	248,214	234,637

RESTRICTED CASH	262	12
PROPERTY, PLANT AND EQUIPMENT – Net	298,383	295,534
GOODWILL	50,939	48,945
LONG-TERM INVESTMENTS	20,468	18,481
OTHER ASSETS	14,552	18,493

TOTAL ASSETS	$632,818	$616,102

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,927	$104,788
Current maturities of debt	6,704	10,878
Income taxes and other taxes payable	3,538	2,983
Accrued salaries and wages	14,346	14,319
Other accrued expenses	11,999	10,609

Total current liabilities	148,514	143,577

SENIOR DEBT	104,001	99,118
SUBORDINATED DEBT	180,493	180,138
DEFERRED INCOME TAXES	9,935	8,040
PENSION OBLIGATION	18,873	18,766
SWAP OBLIGATION	12,800	14,775
OTHER LIABILITIES	5,711	5,841

Total liabilities	480,327	470,255

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (648,279 shares)	26,617	26,617

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	185,168	181,822
Accumulated other comprehensive income (loss)	2,764	(534)
Treasury stock, 2,370,920 shares at cost	(62,492)	(62,492)

Total permanent stockholders’ equity	125,874	119,230

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$632,818	$616,102

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
NET SALES	$262,174	$231,696	$517,849	$458,804
COST OF SALES	235,155	202,344	458,509	398,908

Gross profit	27,019	29,352	59,340	59,896

OPERATING EXPENSES:
Selling, general and administrative	20,824	20,977	41,802	41,078
Restructuring and impairments	215	293	326	447

Total operating expenses	21,039	21,270	42,128	41,525

OPERATING INCOME	5,980	8,082	17,212	18,371

OTHER (EXPENSE) INCOME:
Interest expense	(7,229)	(6,827)	(14,166)	(13,770)
Interest income	48	95	915	156
Equity in income of affiliates	532	632	1,263	1,314
Other income – net	128	117	144	65

Total other expense	(6,521)	(5,983)	(11,844)	(12,235)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(541)	2,099	5,368	6,136

INCOME TAX EXPENSE	1,046	1,289	2,022	2,425

NET (LOSS) EARNINGS	$(1,587)	$810	$3,346	$3,711

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,346	$3,711
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,091	17,105
Impairment of assets	—	40
Loss (gain) on sale of property, plant and equipment	109	(173)
Equity in income of affiliates	(1,263)	(1,314)
Loss on derivative activities	427	16
Proceeds from dividends paid by equity investments in affiliates	272	1,656
Deferred income tax (benefit) expense	(2,071)	1,340

Changes in assets and liabilities:
Decrease in accounts receivable	1,886	1,391
(Increase) decrease in inventories	(1,592)	4,135
Decrease (increase) in other current assets	1,595	(409)
Decrease in other assets	3,971	371
Increase in accounts payable and accrued expenses	8,598	5,375
Decrease in other liabilities	(4,007)	(4,037)

Net cash provided by operating activities	28,362	29,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,437)	(9,685)
Acquisition costs	(1,585)	—
Proceeds from sale of property, plant and equipment	55	391
Increase in restricted cash	(250)	(125)

Net cash used in investing activities	(13,217)	(9,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	23,447	—
Repayments of long-term debt	(26,168)	(11,679)
Changes in cash overdraft	(3,475)	(5,676)

Net cash used in financing activities	(6,196)	(17,355)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	150	(245)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,099	2,188

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,806	6,688

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,905	$8,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,420	$13,512

Income Taxes:
Paid	$525	$903

(Refunded)	$—	$(5)

Purchases of property, plant and equipment included in accounts payable	$2,655	$1,955

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2007

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid-In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2007	$119,230	$(534)	$(62,492)	$181,822	$374	$60

Net income	3,346	—	—	3,346	—	—	$3,346
Other comprehensive income:
Unrealized gains/(losses) on marketable securities available for sale	(6)	(6)	—	—	—	—	(6)
Foreign currency translation adjustments	4,556	4,556	—	—	—	—	4,556
Change in fair value of cash flow hedges	(1,252)	(1,252)	—	—	—	—	(1,252)

BALANCE OCTOBER 31, 2007	$125,874	$2,764	$(62,492)	$185,168	$374	$60	$6,644

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation, have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period; actual results could differ from those estimates. Operating results for the three and six-month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company’s annual report on Form 10-K.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $13,441 and $16,916 as of October 31, 2007 and April 30, 2007, respectively.

Derivative Instruments – From time to time, the Company enters into derivative instruments with third-party institutions to hedge its exposure to interest rate, foreign currency exchange and certain energy and other raw material price risks. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are recorded currently in earnings together with changes in the fair value of the hedged item attributable to the ineffective portion of the hedge.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertain tax positions recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 stipulates that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained upon audit based on the technical merits of the position. The adoption of the provisions of FIN 48 require the cumulative effect of the change in accounting principle be recorded as an adjustment to opening retained earnings. The Company concluded that, upon adoption, no adjustment to opening retained earnings was required and that interest costs and penalties related to income taxes would be classified as income tax expense in the Company’s financial statements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

3.	INVENTORIES

Inventories consist of the following:

	October 31, 2007	April 30, 2007
Raw Materials	$30,769	$29,063
Finished Goods	43,683	42,937
Other Manufacturing Supplies	3,930	3,266

	$78,382	$75,266

4.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, MA where the paperboard mill we closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale is expected to be completed within the next twelve months. The net book value of these assets is $900 and is reflected as Assets held for sale on the condensed consolidated balance sheets.

5.	LONG-TERM DEBT

	October 31, 2007	April 30, 2007
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Asset-based Credit Facility (2)	17,293	18,000
Term Loan (2)	15,000	15,000
Industrial Revenue Bonds (3)	65,545	67,215
Subordinated Notes (4)	5,493	5,967
All other (5)	12,867	8,952

Total Debt	291,198	290,134
Less Current Portion	(6,704)	(10,878)

Long-Term Debt	$284,494	$279,256

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)

On March 9, 2007, the Company entered into a five-year asset-based credit agreement and a six-year credit-linked credit agreement. The asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s borrowing base), up to $25,000 of which may be used for loans directly to the Company’s International subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations. The credit-linked facility provides the Company a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple Industrial Revenue Bond (“IRB”) issues with the credit spread being the same as the term loan. Subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the asset-based credit facility by an amount of up to $15,000. Likewise, subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000. As of October 31, 2007, the Company had a total of $81,600 in letters of credit obligations outstanding ($68,302 of which had been used to enhance the industrial revenue bonds) which includes $6,600 outstanding under the asset-based facility. Separately, under the asset-based facility, the Company had $17,293 in borrowings outstanding at a rate of 5.81%, and under the credit-linked facility had $15,000 outstanding on the term loan at a rate of 7.07%. The

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Company had $45,506 of borrowing availability under the asset-based facility at October 31, 2007. The undrawn portions of the facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%. This debt is classified in Senior Debt in the condensed consolidated balance sheets.

(3)	The Industrial Revenue Bonds are comprised of: Mercer IRB of $1,250, Mobile IRB of $4,115, Ohio IRB of $15,500, and Massachusetts IRBs of $44,680 as of October 31, 2007. These bonds are variable rate demand bonds, secured by letters of credit, with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 6.00% to 7.23% (including letter of credit spread) and are reset every seven days. All borrowings under these facilities are classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	The Company issued a subordinated note to a prior stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2007, the remaining balance on the note is $5,493. The debt associated with this note is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes the following from our International operations: $2,284 of discounted bills pending collection and $7,206 of a five year loan. The borrowings under this five year loan bear a variable interest rate of EURIBOR plus .75%, or 5.12% as of October 31, 2007. Principal and interest are due every six months, at which point the interest rate is reset. Other also includes a loan with Toronto Dominion Bank for $1,029, which bears interest at the prime rate plus 0.75% (the prime rate is 6.25% as of October 31, 2007), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt. Other further includes a loan to Jackson Drive Corp. (see Note 11) for $2,348 which is secured by a mortgage on the Company’s corporate headquarters. This loan matures in July 2024 and carries a fixed interest rate of 5.625%.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At October 31, 2007, the Company was in compliance with all financial covenants.

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

The Company has cross-currency interest rate swap agreements with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to the Company’s European subsidiary. Effective May 1, 2007, the Company de-designated these swaps as hedges. With this de-designation, the amount in other comprehensive income at that point, $172, is to be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At October 31, 2007 and April 30, 2007, the fair value of the swaps represented a liability of $11,257 and $14,775, respectively. During the quarter ended July 31, 2007, the Company entered into another swap agreement, in relation to a second intercompany loan with its European subsidiary, that was not designated as a hedge and represented a liability of $1,543 as of October 31, 2007. The Company has recognized losses of $427 and $16 within Other (expense) income – net on the condensed consolidated statements of operations, related to derivative activities, during the six months ended October 31, 2007 and 2006, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Service Cost	$854	$372	$1,674	$1,580
Interest Cost on Projected Benefit Obligation	1,890	2,014	3,777	3,619
Expected Return on Assets (Gain) Loss	(2,529)	(2,335)	(4,912)	(4,150)
Net Amortization	240	52	481	468

Net Pension Expense	$455	$103	$1,020	$1,517

The Company estimates a cash contribution to its domestic pension plans of approximately $6,600 during fiscal year ending April 30, 2008 and has made contributions totaling $1,780 towards that $6,600 total during the six months ended October 31, 2007. As of October 31, 2007, 67% of the plan’s assets were in equity investments, 11% in fixed-income securities and 22% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Service Cost	$9	$8	$18	$16
Interest Cost on Projected Benefit Obligation	56	39	112	78
Expected Return on Assets (Gain) Loss	(42)	(34)	(84)	(68)
Net Amortization	—	(8)	—	(16)

Net Pension Expense	$23	$5	$46	$10

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended October 31, 2007 and 2006:

Fiscal 2008 Restructuring

The Paperboard segment incurred $215 of charges for costs to exit previously shut down facilities.

Fiscal 2007 Restructuring

The Paperboard segment incurred $74 of expenses related to the maintenance of two facilities closed in prior years. The Converted Products segment incurred $192 of dismantling costs, $145 of which related to the net buyout of the remaining lease term on a previously shut down facility, as well as $27 of non-cash impairment on equipment at the same facility.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
October 31, 2007
Dismantling, Mothballing & Other	$215	$—	$215

Total Charges	$215	$—	$215

October 31, 2006
Dismantling, Mothballing & Other	$74	$192	$266
Asset Impairment	—	27	27

Total Charges	$74	$219	$293

For the Six Months Ended October 31, 2007 and 2006:

Fiscal 2008 Restructuring

The Paperboard segment incurred $326 of charges for costs to exit previously shut down facilities.

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

The components of the Company’s plant restructuring and impairments incurred for the six months ended:

	Paperboard	Converted Products	Total
October 31, 2007
Dismantling, Mothballing & Other	$326	$—	$326

Total Charges	$326	$—	$326

October 31, 2006
Dismantling, Mothballing & Other	$185	$235	$420
Asset Impairment	—	27	27

Total Charges	$185	$262	$447

The following table summarizes the Company’s accruals for plant restructuring costs:

Dismantling, Mothballing & Other Costs
April 30, 2007 Accrual Balance	$113
Restructuring Charges for the Six Months Ended October 31, 2007	326
Amounts Paid Against 2007 Accruals	(113)
Amounts Paid Against 2008 Accruals	(250)

October 31, 2007 Accrual Balance	$76

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Cumulative Costs as of April 30, 2007 (1)	Costs for the Six Months Ended October 31, 2007 (2)	Estimated Costs to Complete Initiatives as of October 31, 2007	Total Estimated Costs of Initiatives as of October 31, 2007
Paperboard	$16,033	$303	$2,377	$18,713
Converted Products	2,437	—	—	2,437

	$18,470	$303	$2,377	$21,150

(1)	Of the $18,470 in cumulative restructuring costs, $7,998 were non-cash charges related to asset impairment.
(2)	Total costs incurred in the six months ended October 31, 2007, $303, do not agree with the six month total charges of $326 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

8.	INCOME TAXES

The Company’s consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. The Company records income tax expense related to certain states and to foreign jurisdictions in which it has taxable income. During the six months ended October 31, 2007 and 2006, the Company has not recorded US federal income tax expense due to the reduction in its valuation allowance against its deferred tax assets – net operating losses.

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

No material adjustments have been made to unrecognized tax benefits as of October 31, 2007. The Company does not anticipate a material change to its unrecognized tax benefits within the next twelve months.

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

The Massachusetts Attorney General’s Office has asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. In September 2007, the Company executed an agreement to settle these allegations by paying $600 and agreeing to certain injunctive relief. The $600, which was paid on November 7, 2007, had been accrued by April 30, 2007, with such amounts being recorded in the Selling, general and administrative line on the condensed consolidated statements of operations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; the Company subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of October 31, 2007 and based upon the most recent estimates for the study, the Company has expensed $688 (none of which was expensed in the six months ended October 31, 2007), of which $365 remains accrued.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to the Company and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs, including the Company, to participate in the development and performance of this assessment. The Cooperating Parties Group, which includes the Company, has not agreed to participate.

Due to uncertainties inherent in these matters, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from these matters at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental studies and the percentage of contamination/ natural resource damage, if any, ultimately determined to be attributable to the Company and other parties. It is possible that the Company’s ultimate liability resulting from these issues could be material.

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Sales (aggregate):
Paperboard	$172,178	$154,116	$340,669	$305,796
Converted Products	75,510	77,076	155,669	151,401
International	52,018	39,799	101,598	82,767

Total	$299,706	$270,991	$597,936	$539,964

Less sales (inter-segment):
Paperboard	$(36,136)	$(37,373)	$(76,547)	$(77,405)
Converted Products	(1,396)	(1,922)	(3,540)	(3,755)
International	—	—	—	—

Total	$(37,532)	$(39,295)	$(80,087)	$(81,160)

Sales (external customers):
Paperboard	$136,042	$116,743	$264,122	$228,391
Converted Products	74,114	75,154	152,129	147,646
International	52,018	39,799	101,598	82,767

Total	$262,174	$231,696	$517,849	$458,804

Operating Income:
Paperboard	$4,591	$9,684	$15,326	$21,273
Converted Products	1,164	(957)	2,524	(1,655)
International	3,888	3,308	7,415	6,322

Total Segment Operating Income	9,643	12,035	25,265	25,940

Corporate Expense	3,663	3,953	8,053	7,569

Total Operating Income	5,980	8,082	17,212	18,371

Interest Expense	(7,229)	(6,827)	(14,166)	(13,770)
Interest Income	48	95	915	156
Equity in Income of Affiliates	532	632	1,263	1,314
Other Income, Net	128	117	144	65

(Loss) Earnings from Continuing Operations Before Income Taxes	(541)	2,099	5,368	6,136
Income Tax Expense	1,046	1,289	2,022	2,425

(Loss) Earnings from Continuing Operations	$(1,587)	$810	$3,346	$3,711

Depreciation and Amortization:
Paperboard	$5,829	$5,948	$11,879	$11,793
Converted Products	1,139	1,267	2,352	2,569
International	1,063	829	1,989	1,653
Corporate	431	546	871	1,090

Total	$8,462	$8,590	$17,091	$17,105

Purchases of Property, Plant and Equipment:
Paperboard	$3,576	$4,661	$6,781	$7,275
Converted Products	613	322	1,034	552
International	1,798	879	3,305	1,823
Corporate	317	9	317	35

Total	$6,304	$5,871	$11,437	$9,685

			October 31, 2007	April 30, 2007
Identifiable Assets:
Paperboard			$329,258	$348,997
Converted Products			91,180	93,744
International			183,926	161,301
Corporate			28,454	12,060

Total			$632,818	$616,102

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	October 31, 2007	October 31, 2006
Sales to External Customers
United States	$409,292	$370,694
Europe	101,598	82,767
Canada	6,959	5,343

Total	$517,849	$458,804

	October 31, 2007	April 30, 2007
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$271,081	$274,724
Europe	70,250	62,791
Canada	8,016	6,989

Total	$349,347	$344,504

11.	RELATED PARTY TRANSACTIONS

On October 1, 2007, the Company purchased a 50% interest in Jackson Drive Corp. (“Jackson Drive”), the owner of the Company’s corporate headquarters, from its former Chief Executive Officer (“CEO”) for $393; the Company’s current CEO owns the remaining 50%. The Company leases its corporate headquarters from Jackson Drive and paid $174 under the lease in each of the six-month periods ended October 31, 2007 and 2006. Jackson Drive is consolidated into the Company’s financial statements (see Note 5).

The paperboard mills in our International segment purchased approximately $8,320 and $5,607 of raw material from affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2007 and 2006, respectively.

The International segment also recorded sales of approximately $2,155 and $1,347 to two affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2007 and 2006, respectively.

The Company paid approximately $2,862 and $2,689 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the six-month periods ended October 31, 2007 and 2006, respectively.

12.	OTHER MATTERS

During the first quarter of fiscal 2008, the Company received a $2,861 settlement resulting from state sales-tax related litigation. Of this total, $2,054 was recorded as a reduction to cost of sales as it represented a refund of sales taxes paid which were originally recorded to cost of sales. The remainder, $807, was interest on the principal amount of the settlement and was recorded on the Interest income line on our condensed consolidated statement of operations.

Certain locations within the Company’s Paperboard segment are awarded credits for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance and from time to time, the Company sells excess nitrogen oxide emission credits. Costs for environmental maintenance and improvement projects are recorded in Cost of sales and the gains from the sales of these credits are likewise recorded in Cost of sales. During August 2007, the Company sold excess emission credits through an open market created specifically to trade such emission credits, and recorded a gain from these sales in the amount of $137. The Company also sold excess emission credits in July 2006 for a gain of $3,277.

On August 1, 2007, the Company completed the purchase of a recycled paperboard mill in Viersen, Germany, at a total cost of approximately $4,400, which includes the land, buildings, equipment and inventories, and covers all pre-acquisition costs for legal, accounting and consulting services. The effects of this acquisition are not material to the Company’s balance sheet or results of operations. The Company also has a signed agreement to purchase a cogeneration facility located next to this mill for approximately $1,300, the details of which are currently being finalized.

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

Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption. While the industry has rationalized approximately 1.5 million tons over the last several years, we believe there remains some overcapacity in uncoated recycled paperboard (“URB”). However, our mill utilization rates have remained at 96% for each of the six-month periods ended October 31, 2007 and 2006.

Recovered paper is our most significant raw material, and the cost of such paper has historically fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced rose from $99 per ton in 2004 to $116 per ton in 2005, dropped to $108 per ton in 2006 and rose again in 2007 to $123 per ton. Recovered paper costs have continued to escalate through the first six months of our 2008 fiscal year, rising 30% to $151 per ton of paperboard produced compared to $116 per ton of paperboard produced during the first six months of fiscal 2007. Additionally, our average recovered paper cost per ton of paperboard produced in our international mills increased 48% to $169 per ton in the first six months of fiscal 2008 compared to $114 per ton in the same period of the prior year. This increase includes the effects of the weakening of the US dollar compared to the Euro.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Energy, which consists of electricity and fuel used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. Average energy costs in our North American mill system, though relatively stable over the last two years at $90 and $88 per ton of paperboard produced in 2007 and 2006, respectively, are significantly higher than the $43 per ton average energy cost in 2000, due to overall increases in natural gas, fuel oil and electricity prices. We believe that prices will likely remain at these elevated levels in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. During the quarter ended October 31, 2007, we had approximately 60% of our natural gas needs hedged at prices favorable to targeted levels, and have approximately 50% of our needs hedged through March 2008, again at prices favorable to targeted levels. For the six months ended October 31, 2007 and 2006, our average energy cost per ton of paperboard produced in our North American mills remained essentially flat at $83 and $82 per ton, respectively. Energy costs in Western Europe have escalated over the last two years, particularly relating to natural gas, and as a result, our energy costs averaged $71 per ton of paperboard produced in 2007 versus $48 per ton in 2006, a 48% increase. Prices in the first six months of fiscal 2008 have continues to rise, though at a slower pace, increasing 17% in the current year to $78 per ton of paperboard produced compared to $67 per ton in the same six month period of the prior year.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. A price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers and a price increase on all grades of uncoated recycled paperboard became effective for North American customers at the beginning of March 2007. As a result of the realization of these increases, when comparing the six-month periods ended October 31, 2007 and 2006, average sales price for our North American converted products and recycled paperboard increased $63 per ton and $26 per ton, respectively.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2007	2006	2007	2006
Net Sales
Paperboard	$136,042	$116,743	$264,122	$228,391
Converted Products	74,114	75,154	152,129	147,646
International	52,018	39,799	101,598	82,767

Total	$262,174	$231,696	$517,849	$458,804

Cost of Sales
Paperboard	$123,087	$98,698	$232,533	$190,541
Converted Products	68,051	70,629	139,581	138,759
International	44,017	33,017	86,396	69,608

Total	$235,155	$202,344	$458,510	$398,908

Restructuring
Paperboard	$215	$74	$326	$185
Converted Products	—	219	—	262

Total	$215	$293	$326	$447

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
SG&A
Paperboard	$8,149	$8,287	$15,937	$16,392
Converted Products	4,899	5,263	10,024	10,280
International	4,113	3,474	7,787	6,837
Corporate	3,663	3,953	8,053	7,569

Total	$20,824	$20,977	$41,801	$41,078

Operating Income (Loss)
Paperboard	$4,591	$9,684	$15,326	$21,273
Converted Products	1,164	(957)	2,524	(1,655)
International	3,888	3,308	7,415	6,322
Corporate	(3,663)	(3,953)	(8,053)	(7,569)

Total	$5,980	$8,082	$17,212	$18,371

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended October 31,		Six Months ended October 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	87.3	88.5	86.9
Selling, general and administration expenses	7.9	9.0	8.1	8.9
Restructuring and impairments	0.1	0.1	0.1	0.1
Operating income	2.3	3.5	3.4	4.0
Interest expense	2.8	2.9	2.8	3.0
Income tax expense	0.4	0.6	0.4	0.5
Net (loss) earnings	(0.6)	0.3	0.7	0.8

Results of Operations

Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2006

Overview

Net Sales. Net sales for the six months ended October 31, 2007 were $517.8 million, a $59.0 million, or 13%, increase from $458.8 million in the same six months of 2006. Higher sales prices across all segments were the main reason for the increase, helped by stronger volume in our international converting operations, but were partially offset by lower volumes in both our domestic mills and converting operations. Sales from the German mill acquired in August 2007 accounted for approximately $1.8 million of the sales increase.

Cost of Sales. Cost of sales was $458.5 million for the six-month period ended October 31, 2007 compared to $398.9 million for the same period of the prior year, an increase of 15%, or $59.6 million. A sharp increase in the cost of recovered paper per ton of paperboard produced was the primary reason for the escalation, rising 48% and 30% in our international and domestic mills, respectively. Energy costs per ton of paperboard produced increased 17% in our international mills but decreased slightly in our North American mills. The acquired German mill added $1.6 million to total cost of sales. Non-recurring reductions to costs of sales for the six months ended October 31, 2007 and 2006 were $2.0 million from a state sales-tax related settlement and a $3.3 million gain from the sales of certain air emission credits at one of our California locations, respectively.

Restructuring and Impairments. Restructuring and impairment charges decreased 27%, or $0.1 million, from $0.4 million in the six-month period ended October 31, 2006 to $0.3 million in the same period of 2007. Current year expenses are comprised of costs to exit previously shut down facilities in our Paperboard segment while prior year costs include lease buy-out fees in our Converted Products segment and costs to exit previously shut down locations in our Converted Products and Paperboard segments.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Selling, General & Administrative. Selling, General & Administrative (“SG&A) for the six-month periods ended October 31, 2007 and 2006 were $41.8 million and $41.1 million, respectively. The $0.7 million increase came mainly from additional costs associated with the acquired German mill, but was partially offset by lower costs in our North American converting operations due to lower headcount and strike-related costs at one of our plants in the prior year that did not arise in the current year.

Operating Income. Operating income was $17.2 million in the six months ended October 31, 2007, a 6% decrease compared to $18.4 million for the six months ended October 31, 2006. Although price increases were realized across all segments, the elevated costs of recovered paper per ton of paperboard produced, along with higher per-ton energy costs in our international mills, more than offset those gains. Lower North American mill and converting operation volumes also contributed to the decrease.

Paperboard

For the six months ended October 31, 2007, net sales in the Paperboard segment were $264.1 million, $35.7 million, or 16% higher, than $228.4 million in the six months ended October 31, 2006. The driving force for the improvement was the realization of sales price increases on both recovered paper sold to third parties and our recycled paperboard, which rose 37% and 6%, respectively. Volumes of recovered paper sold to third parties remained flat while our mill volumes decreased 3% when comparing the six-month periods ended October 31, 2007 and 2006.

Cost of sales increased 22%, or $42.0 million, in the six months ended October 31, 2007 to $232.5 million from $190.5 million in the six months ended October 31, 2006 mainly due to a 30% increase in the cost of recovered paper per ton of paperboard produced. Energy costs per ton of paperboard produced dropped slightly from $83 per ton to $82 per ton while overall freight costs remained flat. Non-recurring reductions to costs of sales for the six months ended October 31, 2007 and 2006 were $2.0 million from a state sales-tax related settlement and a $3.3 million gain from the sales of certain air emission credits at one of our California locations, respectively.

Restructuring costs increased just over $0.1 million to $0.3 million in the quarter ended October 31, 2007 compared to $0.2 million in the six months ended October 31, 2006. All charges represent costs to exit previously shut down locations.

Our mill utilization rates were 96% during each of the six-month periods ended October 31, 2007 and 2006.

SG&A costs in the six months ended October 31, 2007 decreased $0.5 million, to $15.9 million, compared to the same period in the prior year due to environmental costs incurred in the prior year that did not occur in the current year.

Operating income for the Paperboard segment decreased 28% in the six months ended October 31, 2007 to $15.3 million compared to $21.3 million in the six months ended October 31, 2006. The substantial increase in the cost of recovered paper, along with decreased volumes in our mills and a $1.2 million decrease in non-recurring cost of sales reductions, more than offset the realization of price increases on both recovered paper and our recycled paperboard sold to third parties.

Converted Products

For the six months ended October 31, 2007, net sales in the Converted Products segment were $152.1 million, $4.5 million, or 3%, higher than $147.6 million in the six months ended October 31, 2006. A 7% increase in average sales price more than offset a 4% decrease in volume.

Cost of sales in the six-month period ended October 31, 2007 increased $0.8 million, or less than 1%, to $139.6 million from $138.8 million in the six months ended October 31, 2006 due to a 2% increase in per-ton freight costs and a small increase in labor costs.

There were no restructuring costs in the Converted Products segment during the six months ended October 31, 2007. There were $0.3 million of such charges in the six months ended October 31, 2006, made up of net lease buy-out costs on a facility in Stockton, CA as well as costs to exit previously restructured facilities.

SG&A costs in the six months ended October 31, 2007 were $10.0 million, $0.3 million less than the same period from the prior year. The decrease was the result of lower headcount in the current year as well as the absorption of strike-related costs in the prior year that did not occur in the six months ended October 31, 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Converted Products segment had operating income of $2.5 million versus an operating loss of $1.7 million in the six-month periods ended October 31, 2007 and 2006, respectively. Increased sales prices and no current-year restructuring costs more than offset lower volumes, higher per-ton freight costs and slightly higher labor costs.

International

During the six months ended October 31, 2007, net sales in the International segment increased by 23%, or $18.8 million, to $101.6 million from $82.8 million in the six months ended October 31, 2006. Excluding our recently acquired mill in Germany, which accounted for $1.8 million of the increase, mill sales increased $11.7 million, or 16%, due to a 14% rise in average sales price. Mill volumes remained relatively flat between the two periods. Prices and volumes on our converted products increased 13% and 9%, respectively. The 8% weakening of the US dollar versus the Euro when comparing the six-month periods ended October 31, 2007 and 2006 also contributed to the increase in net sales.

Cost of sales in the International segment was $86.4 million for the six months ended October 31, 2007 as compared to $69.6 million for the same six-month period in the prior year. Of this $16.8 million increase, $15.2 million was from operations excluding the German mill acquired in August, and mainly came from a 48% jump in the cost of recovered paper per ton of paperboard produced. Also contributing to the higher costs were a 17% increase in energy costs per ton of paperboard produced and a 3% rise in per-ton freight costs. Excluding the additional costs from the German mill and the effects of changes in foreign currency exchange rates, cost of sales increased 3%.

SG&A in the International segment was $7.8 million in the six months ended October 31, 2007 compared to $6.8 million in the six months ended October 31, 2006 due to additional costs from the German mill acquired in August, higher sales commissions and the weaker US dollar versus the Euro.

Operating income for the International segment increased 17% in the six months ended October 31, 2007 to $7.4 million from $6.3 million in the six-month period ended October 31, 2006. The increase was driven by higher sales prices on our mill and converted products which more than offset a large increase in the cost of recovered paper per ton of paperboard produced as well as the added costs associated with the German mill acquired in August.

Corporate

Unallocated corporate expense increased by $0.5 million in the six months ended October 31, 2007 to $8.1 million from $7.6 million in the six months ended October 31, 2006 due to higher compensation and relocation costs, along with higher professional fees.

Other Income (Expense)

Interest expense rose from $13.8 million in the six months ended October 31, 2006 to $14.2 million in the same period of 2007, primarily due to increased average outstanding borrowings which rose to $290.7 million for the six months ended October 31, 2007 from $275.2 million for the six months ended October 31, 2006.

Excluding Interest expense, Other income - net increased 51% in the six-month period ended October 31, 2007 to $2.3 million from $1.5 million for the six-month period ended October 31, 2006 due to the receipt of $0.8 million from interest received as part of a state sales-tax related settlement.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effect tive rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state taxes. Pre-tax income from foreign jurisdictions has increased approximately $0.7 million to $6.1 million when comparing the six months ended October 31, 2007 and 2006. During the same period, our income tax expense has remained relatively flat primarily due to a decrease in the statutory rate in Spain, where a significant portion of our International operations are located. As a result of recurring tax losses in the United States’ jurisdiction, we have previously established a valuation allowance against our net deferred tax assets, inclusive of net operating losses.

Net Income

In summary, our net income decreased 9% to $3.4 million in the current six-month period compared to $3.7 million for the six-month period ended October 31, 2006. Increased sales prices across all segments could not overcome the sharp escalation of recovered paper costs both in North America and Europe. Also negatively affecting net results were higher energy costs per ton of paperboard produced in Europe, lower domestic mill and converting volumes and a $1.2 million decrease in non-recurring cost of sales reductions in our Paperboard segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Overview

Net Sales. Net sales for the quarter ended October 31, 2007 increased 13% to $262.2 million from $231.7 million in the same quarter of the prior year. This improvement is the result of sales price increases across all segments and higher volumes in our European mills and converting operations, partially offset by lower volumes in our North American mills and converting operations. The acquisition of a mill in Germany in August 2007 added $1.8 million to total sales in the current quarter compared to same quarter of the prior year.

Cost of Sales. Cost of sales increased 16%, or $32.8 million, in the quarter ended October 31, 2007 to $235.2 million from $202.3 million for the quarter ended October 31, 2006, $1.6 million of which came from the acquired German mill. Rising recovered paper costs per ton of paperboard produced in both our North American and European mills drove the increase along with higher energy and freight costs in Europe and increased per-ton freight costs in our North American converting operations. Lower volumes in both our North American mill and converting operations partially offset the effects of these elevated costs.

Restructuring and Impairments. Restructuring charges decreased 27% to $0.2 million in the quarter ended October 31, 2007 from $0.3 million during the quarter ended October 31, 2006. Current quarter expenses are comprised of costs to exit previously shut down facilities, while prior year charges include costs to buy out the remaining lease term on a previously shut down facility in our Converted Products segment as well as costs to maintain previously shut down locations.

SG&A. SG&A decreased less than 1% when comparing the quarters ended October 31, 2007 and 2006 due to lower compensation costs.

Operating Income. Operating income for the quarter ended October 31, 2007 was $6.0 million, 26% less than the corresponding period a year earlier, mainly the effect of higher North American and European recovered paper costs along with higher European energy costs. Somewhat offsetting the increased costs were higher sales prices across all segments and lower SG&A and restructuring costs.

Paperboard

Net sales in the Paperboard segment for the three-month period ended October 31, 2007 were $136.0 million, 17%, or $19.3 million, higher than $116.7 million in the same three-month period of the prior year, driven by 41% and 5% increases in the sales prices of our recovered paper sold to third parties and our recycled paperboard products, respectively. Partially offsetting these pricing gains were volume decreases of 4% and 1% in our mills and sales of recovered paper to third parties, respectively.

Cost of sales in the three months ended October 31, 2007 increased 25% to $123.1 million from $98.7 million in the same period of the prior year, propelled by a 33% rise in the cost of recovered paper per ton of paperboard produced, slightly offset by a 2% decrease in energy costs per ton of paperboard produced.

Restructuring costs increased $0.1 million to $0.2 million in the quarter ended October 31, 2007 from $0.1 million in the quarter ended October 31, 2006. All charges represent costs to exit previously shut down locations.

Our mill utilization rates were 96% during each of the quarters ended October 31, 2007 and 2006.

SG&A costs remained relatively stable when comparing the three months ended October 31, 2007 to the same period in the prior year, dropping $0.2 million to $8.1 million from $8.3 million.

Operating income for the Paperboard segment in the quarter ended October 31, 2007 was $4.6 million, $5.1 million less than the quarter ended October 31, 2006. Higher sales prices and a slight decrease in per-ton energy costs could not overcome a dramatic increase in the cost of recovered paper per ton of paperboard produced.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Converted Products

For the quarter ended October 31, 2007, net sales in the Converted Products segment were $74.1 million, 1% less than $75.2 million in the quarter ended October 31, 2006, the result of a 10% drop in volume more than offsetting an 8% increase in average sales price.

Cost of sales decreased 4% in the quarter ended October 31, 2007 to $68.1 million compared to $70.6 million during the quarter ended October 31, 2006, mainly due to the drop in volume. Per-ton raw material paperboard costs remained flat when comparing the two periods, though freight costs per ton increased 8% in the current quarter.

There were no restructuring costs in the three months ended October 31, 2007 but there were $0.2 million of such costs in the quarter ended October 31, 2006, predominantly related to the net buyout of the remaining lease term of a previously shut down facility in Stockton, CA.

SG&A decreased 7%, or $0.4 million, from $5.3 million in the quarter ended October 31, 2006 to $4.9 million in the quarter ended October 31, 2007 due to lower headcount and compensation costs, as well as strike-related expenses at one of our plants in 2006 that did not occur in 2007.

The Converted Products segment reported operating income of $1.2 million in the quarter ended October 31, 2007 compared to an operating loss of $1.0 million in the same period of the prior year. The increase in average sales price, along with no restructuring costs in the current quarter versus $0.3 million in the same quarter last year, more than offset lower volumes.

International

Net sales in the International segment in the quarter ended October 31, 2007 increased 31%, or $12.2 million, to $52.0 million compared to $39.8 million in the quarter ended October 31, 2006. A German mill, acquired in August 2007, accounted for $1.8 million of this increase, with the remainder coming from price increases on our converted and mill products of 18% and 17%, respectively. Additionally, volumes in our converting and mill operations, excluding the acquired German mill, increased 12% and 4%, respectively, and the US dollar weakened 12% versus the Euro when comparing the same periods. Excluding the effects of foreign currency exchange, net sales prices increased 5% and 4% on our converted and mill products, respectively.

For the three months ended October 31, 2007, cost of sales in the International segment was $44.0 million, 33% higher than $33.0 million for the quarter ended October 31, 2006. Approximately $1.6 million of this increase is attributable to the operations of the German mill acquisition referred to above, while the remainder of the increase was driven by 50% and 17% increases in the costs of recovered paper and energy, respectively, per ton of paperboard produced, along with a 22% increase in total freight costs. The weaker US dollar in relation to the Euro, as well as the higher volumes noted above, also contributed to the rise in cost of sales.

SG&A costs increased $0.6 million in the quarter ended October 31, 2007 to $4.1 million compared to $3.5 million in the quarter ended October 31, 2006, the result of the German mill acquisition and unfavorable changes in foreign currency exchange rates.

Operating income in the International segment increased 18%, or $0.6 million, to $3.9 million from $3.3 million for the quarters ended October 31, 2007 and 2006, respectively. Higher volumes and sales prices for both our converted and mill products more than offset significant increases in the costs of recovered paper and energy per ton of paperboard produced, along with higher freight costs.

Corporate

Unallocated corporate expense decreased $0.3 million in the current quarter to $3.7 million from $4.0 million in the same quarter of the prior year due to lower compensation costs.

Other (Expense) Income

Interest expense increased to $7.2 million in the quarter ended October 31, 2007 compared to $6.8 million in the quarter ended October 31, 2006, primarily due to higher average outstanding borrowings which increased to $290.2 million from $271.2 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Excluding interest expense, Other income - net decreased $0.1 million to $0.7 million in the current quarter compared to $0.8 million in the quarter ended October 31, 2006 due to a drop in affiliate earnings.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effect tive rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state taxes. Pre-tax income from foreign jurisdictions has remained relatively comparable when comparing the quarters ended October 31, 2007 and 2006. Our income tax expense decreased $0.2 million in the current quarter to $1.0 million from $1.2 million in the same quarter of the prior year primarily due to a decrease in the statutory rate in Spain, where a significant portion of our International operations are located. As a result of recurring tax losses in the United States’ jurisdiction, we have previously established a valuation allowance against our net deferred tax assets, inclusive of net operating losses.

Net Income

In summary, we recorded a net loss of $1.6 million in the quarter ended October 31, 2007 compared to net income of $0.8 million in the same period of the prior year, primarily the result of higher recovered paper costs both in North America and Europe. Higher interest expense and lower volumes in our North American operations also contributed to the net loss, but were partially offset by higher prices across all segments and higher volumes in our European operations.

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

Capital Expenditures. Our total capital expenditures were $11.4 million and $9.7 million in the six months ended October 31, 2007 and 2006, respectively. We expect fiscal 2008 capital expenditures to be under $25.0 million.

Borrowings

At October 31, 2007, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

October 31, 2007
9.75 % Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	17.3
Term loan	15.0
Industrial Revenue Bonds	65.5
Other (1)	18.4

Total debt	$291.2

(1)	See Note 5 to the accompanying condensed consolidated financial statements for the components of this total.

In July 2007, our international subsidiary entered into a new five-year loan in the amount of €5.0 million. Borrowings under this loan bear a variable interest rate of EURIBOR plus 0.75%. Principal and interest payments are required every six months at which point the variable interest rate is reset.

On March 9, 2007, (i) we entered into a five-year asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations, and (ii) we and our domestic subsidiaries entered into a six-year credit-linked facility whereby the credit-linked lenders provided to us a $15.0 million term loan, a $75.0 million credit-linked letter of credit facility, and other financial accommodations. Under the agreement referred to in (i) above, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on

THE NEWARK GROUP, INC. AND SUBSIDIARIES

substantially all of our other assets, including certain real property, and (b) guaranteed the obligations, under this facility, of an international subsidiary. Under the agreement referred to in (ii) above, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan. Subject to meeting certain conditions, we have a one-time option, prior to March 9, 2010, to increase the revolving credit facility by an amount of up to $15.0 million. Likewise, subject to meeting certain conditions, we have a one-time option, prior to March 9, 2010, to increase the credit-linked facility by an amount of up to $10.0 million.

The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10.0 million, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At October 31, 2007, the Company was in compliance with all financial covenants.

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

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2008 (1)	$3.7
2009	4.4
2010	4.6
2011	4.7
2012 (2)	22.2
Thereafter (3)	251.6

$291.2

(1)	Represents remaining obligations for the fiscal year ended April 30, 2008.
(2)	Includes $17.3 million due under the asset-based credit facility.
(3)	Includes $15.0 million due under the term loan.

We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income at that point, $0.2 million, will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At October 31, 2007 and April 30, 2007, the fair value of the 2001 Swaps represented a liability of $11.3 million and $14.8 million, respectively. During the quarter ended July 31, 2007, in relation to a second intercompany loan with our European subsidiary, we entered into another swap agreement, that was not designated as a hedge, which represented a liability of $1.5 million as of October 31, 2007.

Additionally, in our effort to manage costs, we, at varying times, utilize energy and raw material price hedges. At October 31, 2007, the fair value of these hedges was a liability of approximately $1.2 million, which was entirely energy related.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Cash Flow

Net cash provided by operating activities

During the six-month period ended October 31, 2007, we generated $28.4 million of cash from operations, $0.8 million less than $29.2 million we generated in the same six-month period of the prior year. This decrease is the result of the following: (i) $1.4 million less in dividends received from equity investments in affiliates, (ii) $1.0 million more of prepaid property insurance premiums and software licensing fees and (iii) a $0.3 million negative change in net earnings partially offset by the current year receipt of $1.9 million from the surrender of a life insurance policy.

Net cash used in investing activities

In the six months ended October 31, 2007 and 2006, we used $13.2 million and $9.4 million of cash, respectively, in investing activities. This increase in the current year was primarily the result of $1.7 million of additional capital expenditures, primarily made in our International segment, and $1.6 million of costs related to the acquisition of a German mill in August 2007.

Net cash used in financing activities

In the six months ended October 31, 2007 we used cash in financing activities of $6.2 million compared to $17.4 million in the same period of the prior year. The current six-month period includes an $8.9 million decrease in net debt repayments compared to the prior year as well as a decrease to changes in cash overdrafts of $2.2 million.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the six-month period ended October 31, 2007.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts on which we have information that the customer may be unable to meet its financial obligation, (e.g. bankruptcy), a provision is recorded at time of occurrence. For all other accounts in our International Segment, customer invoices are specifically reserved once the invoice remains unpaid at 180 days past due date. For all other accounts domestically, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of $0.3 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

Income Taxes

Pursuant to FAS 109 “Accounting for Income Taxes” (“FAS 109”), we provide for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to reverse.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

We assess the need to record a valuation allowance, which is determined through the process of projecting our net deferred tax assets while factoring in tax planning strategies, based upon a computation of normalized earnings and the resultant expected utilization of those net deferred tax assets. Under FAS 109, a valuation allowance is required when it is more likely than not that some portion of the net deferred tax assets will not be realized. Realization is dependant upon, among other things, the generation of future taxable income and tax management strategies.

As of October 31, 2007, we had a full valuation allowance on our deferred tax assets for US federal and state income tax purposes. We also have full valuation allowances against net assets of certain foreign jurisdictions. We will maintain such allowance until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowance on a quarterly basis.

As of May 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest costs and penalties related to income taxes are classified as income tax expense in our financial statements.

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately an $18.9 million negative effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a $10.4 million negative effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Interest Rates/Cross-Currency Interest Rate Swaps: We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. Despite this accounting-based de-designation, economic coverage of the exposure to changes in the Euro to US dollar exchange rates remains as the interest rate derivative instruments remain in effect, only hedge accounting ceases. At October 31, 2007, the fair value of the 2001 Swaps represented a liability of $11.3 million. During the first quarter of fiscal 2008, in relation to a second intercompany loan with our European subsidiary, we entered into another swap agreement that was not designated as a hedge, which represented a liability of $1.5 million as of October 31, 2007. As a result of derivative activities during the six months ended October 31, 2007, we recognized a loss of $0.4 million; in the same period of 2006, we recognized a minimal loss. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates. Our senior secured revolving credit facility bears interest at a variable rate, as do our industrial revenue bonds. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10%, or approximately 50 basis points, it would have approximately a $0.6 million negative effect on net earnings on an annual basis.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 4.	Controls and Procedures.

(a) Disclosure controls and procedures.

As of October 31, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of October 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls over financial reporting.

The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. As such, during the second quarter of fiscal 2008, the Company implemented an upgrade of its financial and consolidation systems, accomplished through the installation of a more current version of its existing software; these changes are not the result of any identified deficiencies in the previous systems. The Company has reviewed these implementation efforts, as well as the impact on our internal control over financial reporting and, where appropriate, made changes to internal control over financial reporting to address the system upgrades.

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

The Massachusetts Attorney General’s Office has asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. In September 2007, the Company executed an agreement to settle these allegations by paying $600 and agreeing to certain injunctive relief. The $600, which was paid on November 7, 2007, had been accrued by April 30, 2007, with such amounts being recorded in the Selling, general and administrative line on the condensed consolidated statements of operations.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; the Company subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of October 31, 2007 and based upon the most recent estimates for the study, the Company has expensed $688 (none of which was expensed in the six months ended October 31, 2007), of which $365 remains accrued.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to the Company and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, NOAA invited all of the identified PRPs, including the Company, to participate in the development and performance of this assessment. The Cooperating Parties Group, which includes the Company, has not agreed to participate.

Due to uncertainties inherent in these matters, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from these matters at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental studies and the percentage of contamination/assessment of natural resource damage, if any, ultimately determined to be attributable to the Company and other parties. It is possible that the Company’s ultimate liability resulting from these issues could be material.

ITEM 1A.	RISK FACTORS

No changes

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Date: December 13, 2007
	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: December 13, 2007

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)