Form 10-Q
period 2008-01-31
NEWARK GROUP, INC
filed 2008-03-14
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

The number of common shares outstanding at January 31, 2008 was 3,634,080.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JANUARY 31, 2008 AND APRIL 30, 2007

(Dollars in Thousands, Except Share and Per-Share Data)

	January 31, 2008	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,621	$11,806
Accounts receivable (less allowance for doubtful accounts of $6,083 and $5,241, respectively)	127,640	128,125
Inventories	80,703	75,266
Other current assets	20,106	18,685
Assets held for sale	912	755

Total current assets	247,982	234,637
RESTRICTED CASH	75	12
PROPERTY, PLANT AND EQUIPMENT – Net	296,402	295,534
GOODWILL	51,758	48,945
LONG-TERM INVESTMENTS	20,469	18,481
OTHER ASSETS	15,941	18,493

TOTAL ASSETS	$632,627	$616,102

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$112,570	$104,788
Current maturities of debt	6,770	10,878
Income taxes and other taxes payable	4,497	2,983
Accrued salaries and wages	13,093	14,319
Other accrued expenses	14,004	10,609

Total current liabilities	150,934	143,577
SENIOR DEBT	104,355	99,118
SUBORDINATED DEBT	185,296	180,138
DEFERRED INCOME TAXES	10,629	8,040
PENSION OBLIGATION	18,928	18,766
SWAP OBLIGATION	14,565	14,775
OTHER LIABILITIES	6,388	5,841

Total liabilities	491,095	470,255

COMMITMENTS AND CONTINGENCIES (Note 9)
TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (648,279 shares)	26,617	26,617

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	172,226	181,822
Accumulated other comprehensive income (loss)	4,747	(534)
Treasury stock, 2,370,920 shares at cost	(62,492)	(62,492)

Total permanent stockholders’ equity	114,915	119,230

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$632,627	$616,102

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 AND 2007

(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
NET SALES	$252,103	$223,116	$769,952	$681,920
COST OF SALES	233,614	199,231	692,123	598,139

Gross profit	18,489	23,885	77,829	83,781

OPERATING EXPENSES:
Selling, general and administrative	22,655	20,714	64,457	61,792
Restructuring and impairments	215	189	541	636

Total operating expenses	22,870	20,903	64,998	62,428

OPERATING (LOSS) INCOME	(4,381)	2,982	12,831	21,353

OTHER (EXPENSE) INCOME:
Interest expense	(6,981)	(6,710)	(21,146)	(20,480)
Interest income	89	21	1,004	177
Equity in income of affiliates	153	665	1,416	1,979
Other (expense) income – net	(698)	24	(554)	89

Total other expense	(7,437)	(6,000)	(19,280)	(18,235)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(11,818)	(3,018)	(6,449)	3,118
INCOME TAX EXPENSE	1,125	850	3,147	3,275

NET LOSS	$(12,943)	$(3,868)	$(9,596)	$(157)

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,596)	$(157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,960	25,736
Impairment of assets	—	40
Loss (gain) on sale of property, plant and equipment	38	(185)
Gain on insurance proceeds on equipment	(1,882)	—
Equity in income of affiliates	(1,416)	(1,979)
Loss on derivative activities	878	63
Proceeds from dividends paid by equity investments in affiliates	934	2,204
Deferred income tax (benefit) expense	(1,434)	1,021
Changes in assets and liabilities:
Decrease in accounts receivable	4,636	2,196
(Increase) decrease in inventories	(3,249)	2,120
Decrease (increase) in other current assets	614	(1,083)
Decrease in other assets	2,282	421
Increase in accounts payable and accrued expenses	9,113	3,977
Decrease in other liabilities	(3,113)	(3,960)

Net cash provided by operating activities	23,765	30,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,311)	(15,599)
Acquisition costs	(1,915)	(1,447)
Proceeds from sale of property, plant and equipment	134	750
Proceeds from insurance on equipment	1,882	—
Increase in restricted cash	(63)	(175)

Net cash used in investing activities	(17,273)	(16,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	23,957	—
Repayments of long-term debt	(22,044)	(9,620)
Changes in cash overdraft	(1,862)	(1,493)

Net cash provided by (used in) financing activities	51	(11,113)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	272	(494)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,815	2,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,806	6,688

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,621	$9,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,911	$15,866

Income Taxes:
Paid	$1,617	$2,872

(Refunded)	$—	$(5)

Purchases of property, plant and equipment included in accounts payable	$2,403	$1,780

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE NINE MONTHS ENDED JANUARY 31, 2008

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2007	$119,230	$(534)	$(62,492)	$181,822	$374	$60
Net loss	(9,596)	—	—	(9,596)	—	—	$(9,596)
Other comprehensive income:
Unrealized gains/(losses) on marketable securities available for sale	(6)	(6)	—	—	—	—	(6)
Foreign currency translation adjustments	5,906	5,906	—	—	—	—	5,906
Change in fair value of cash flow hedges	(619)	(619)	—	—	—	—	(619)

BALANCE JANUARY 31, 2008	$114,915	$4,747	$(62,492)	$172,226	$374	$60	$(4,315)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation, have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period; actual results could differ from those estimates. Operating results for the three and nine-month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company’s annual report on Form 10-K.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $15,054 and $16,916 as of January 31, 2008 and April 30, 2007, respectively.

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

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. FAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. FAS 141(R) further requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the effect, if any, that FAS 141(R) may have on its consolidated financial statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). FAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity. FAS 160 also requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the effect that FAS 160 may have on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the effect that FAS 159 may have on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 has expanded the disclosure requirements for pension plans and other post-retirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required changes to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the year ended April 30, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end is effective for the Company for the fiscal year ended April 30, 2009. The Company is currently evaluating the effect this statement may have on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and was to be effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued a proposal to delay, by one year, the effective dates of parts of FAS 157. The proposed delay would apply to all non-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

financial assets and non-financial liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect that FAS 157 may have on its consolidated financial statements.

Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertain tax positions recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 stipulates that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained upon audit based on the technical merits of the position. The adoption of the provisions of FIN 48 required the cumulative effect of the change in accounting principle be recorded as an adjustment to opening retained earnings; upon adoption there was no adjustment to opening retained earnings. The Company accounts for interest costs and penalties related to income taxes as income tax expense in the Company’s condensed consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following:

	January 31, 2008	April 30, 2007
Raw Materials	$31,810	$29,063
Finished Goods	45,311	42,937
Other Manufacturing Supplies	3,582	3,266

	$80,703	$75,266

4.	ASSETS HELD FOR SALE

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

5.	LONG-TERM DEBT

	January 31, 2008	April 30, 2007
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Asset-based Credit Facility (2)	23,045	18,000
Term Loan (2)	15,000	15,000
Industrial Revenue Bonds (3)	65,295	67,215
Subordinated Notes (4)	5,316	5,967
All other (5)	12,765	8,952

Total Debt	296,421	290,134
Less Current Portion	(6,770)	(10,878)

Long-Term Debt	$289,651	$279,256

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)

On March 9, 2007, the Company entered into a five-year asset-based credit agreement and a six-year credit-linked credit agreement. The asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s borrowing base), up to $25,000 of which may be used for loans directly to the Company’s International subsidiary and up to $15,000 of which may

THE NEWARK GROUP, INC. AND SUBSIDIARIES

be used for letters of credit, and other financial accommodations. The credit-linked facility provides the Company a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple Industrial Revenue Bond (“IRB”) issues with the credit spread being the same as the term loan. Subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the asset-based credit facility by an amount of up to $15,000. Likewise, subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000. As of January 31, 2008, the Company had a total of $81,600 in letters of credit obligations outstanding ($68,302 of which had been used to enhance the industrial revenue bonds) which includes $6,600 outstanding under the asset-based facility. Separately, under the asset-based facility, the Company had $23,045 in borrowings outstanding at rates between 5.46% and 6.00% (including letter of credit spread), and under the credit-linked facility had $15,000 outstanding on the term loan at a rate of 5.53%. The Company had $35,316 of borrowing availability under the asset-based facility at January 31, 2008. The undrawn portions of the facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%. This debt is classified in Senior Debt in the condensed consolidated balance sheets.

(3)	The Industrial Revenue Bonds are comprised of: Mercer IRB of $1,000, Mobile IRB of $4,115, Ohio IRB of $15,500, and Massachusetts IRBs of $44,680 as of January 31, 2008. These bonds are variable rate demand bonds, secured by letters of credit, with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 4.74% to 6.18% (including letter of credit spread) and are reset every seven days. All borrowings under these facilities are classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	The Company issued a subordinated note to a prior stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments, and is due in July 2015. As of January 31, 2008, the remaining balance on the note is $5,316. The debt associated with this note is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes the following from our International operations: $2,318 of discounted bills pending collection and $6,653 of a five year term loan. The borrowings under this five year loan bear a variable interest rate of EURIBOR plus .75%, or 5.12%, as of January 31, 2008. Principal and interest are due every six months, at which point the interest rate is reset. Additional borrowings by our International operations include an interest-free loan for $514, which requires equal repayment amounts every six months beginning on August 3, 2009. All other also includes a loan with Toronto Dominion Bank for $953, which bears interest at the rate of 6.50% (the prime rate, 5.75% as of January 31, 2008, plus 0.75%), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt. All other further includes borrowings by Jackson Drive Corp. (see Note 11) for $2,327 which is secured by a mortgage on the Company’s corporate headquarters. This loan matures in July 2024 and carries a fixed interest rate of 5.625%.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At January 31, 2008, the Company was in compliance with all financial covenants.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company has cross-currency interest rate swap agreements with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to the Company’s International subsidiary. Effective May 1, 2007, the Company de-designated these swaps as hedges. With this de-designation, the amount in other comprehensive income at that point, $172, is to be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At January 31, 2008 and April 30, 2007, the fair value of the swaps represented a liability of $11,980 and $14,775, respectively. During the quarter ended July 31, 2007, the Company entered into another swap agreement, in relation to a second intercompany loan with its International subsidiary, that was not designated as a hedge and represented a liability of $2,585 as of January 31, 2008. The Company has recognized losses of $878 and $63 within Other (expense) income – net on the condensed consolidated statements of operations, related to derivative activities, during the nine month periods ended January 31, 2008 and 2007, respectively.

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Service Cost	$837	$779	$2,511	$2,359
Interest Cost on Projected Benefit Obligation	1,889	1,785	5,666	5,404
Expected Return on Assets (Gain) Loss	(2,456)	(2,045)	(7,368)	(6,195)
Net Amortization	240	230	721	698

Net Pension Expense	$510	$749	$1,530	$2,266

The Company estimates a cash contribution to its domestic pension plans of approximately $6,600 during fiscal year ending April 30, 2008 and has made contributions totaling $4,963 towards that $6,600 total during the nine months ended January 31, 2008. As of January 31, 2008, 66% of the plan’s assets were in equity investments, 11% in fixed-income securities and 23% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Nine Months ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Service Cost	$13	$8	$31	$24
Interest Cost on Projected Benefit Obligation	62	40	174	118
Expected Return on Assets (Gain) Loss	(48)	(35)	(132)	(103)
Net Amortization	—	(8)	—	(24)

Net Pension Expense	$27	$5	$73	$15

THE NEWARK GROUP, INC. AND SUBSIDIARIES

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended January 31, 2008 and 2007:

Fiscal 2008 Restructuring

The Paperboard and Converted Products segments incurred charges of $205 and $10, respectively, for costs to exit previously shut down facilities.

Fiscal 2007 Restructuring

The Paperboard segment incurred $173 of expenses related to the maintenance of facilities closed in prior years. The Converted Products segment incurred a net of $16 in expenses relating to facilities closed in prior years; dismantling costs of $34 were offset by releasing $18 of accrued expenses on our Kountze, TX facility as a result of its sale in January 2007.

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
January 31, 2008
Dismantling, Mothballing & Other	$205	$10	$215

Total Charges	$205	$10	$215

January 31, 2007
Dismantling, Mothballing & Other	$173	$16	$189

Total Charges	$173	$16	$189

For the Nine Months Ended January 31, 2008 and 2007:

Fiscal 2008 Restructuring

The Paperboard and Converted Products segments incurred charges of $531 and $10, respectively, for costs to exit previously shut down facilities.

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

The components of the Company’s plant restructuring and impairments incurred for the nine months ended:

	Paperboard	Converted Products	Total
January 31, 2008
Dismantling, Mothballing & Other	$531	$10	$541

Total Charges	$531	$10	$541

January 31, 2007
Dismantling, Mothballing & Other	$358	$251	$609
Asset Impairment	—	27	27

Total Charges	$358	$278	$636

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes the Company’s accruals for plant restructuring costs:

Dismantling, Mothballing & Other Costs
April 30, 2007 Accrual Balance	$113
Restructuring Charges for the Nine Months Ended January 31, 2008	541
Amounts Paid Against 2007 Accruals	(113)
Amounts Paid Against 2008 Accruals	(488)

January 31, 2008 Accrual Balance	$53

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2007 (1)	Costs for the Nine Months Ended January 31, 2008 (2)	Estimated Costs to Complete Initiatives as of January 31, 2008	Total Estimated Costs of Initiatives as of January 31, 2008
Paperboard	$16,033	$480	$2,370	$18,883
Converted Products	2,437	10	—	2,447

	$18,470	$490	$2,370	$21,330

(1)	Of the $18,470 in cumulative restructuring costs, $7,998 were non-cash charges related to asset impairment.
(2)	Total costs incurred in the nine months ended January 31, 2008, $490, do not agree with the nine month total charges of $531 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

8.	INCOME TAXES

The Company’s consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. The Company records income tax expense related to certain states and to foreign jurisdictions in which it has taxable income. During the nine months ended January 31, 2008 and 2007, the Company did not provide for US federal income taxes due to the reduction in its valuation allowance against its net deferred tax assets – net operating losses.

The Company adopted the provision of FIN 48 on May 1, 2007. Upon the adoption of FIN 48, the Company had $770 of gross unrecognized tax benefits of which $33 would affect the Company’s tax rate, if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by the existing valuation allowance and the federal tax benefit related to state tax items. Interest costs of $4 and penalties of $16 related to income taxes are classified as income tax expense in the Company’s financial statements. Tax returns for all years from 2004 forward are subject to future examination by federal, state and Spanish tax authorities. Other foreign jurisdictions are open to examination for years beginning 2005.

No material adjustments have been made to unrecognized tax benefits as of January 31, 2008. The Company does not anticipate a material change to its unrecognized tax benefits within the next twelve months.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

The Massachusetts Attorney General’s Office had asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. In September 2007, the Company executed an agreement to settle these allegations by paying $600 and agreeing to certain injunctive relief. The $600, which was paid on November 7, 2007, had been accrued by April 30, 2007, with such amounts recorded in the Selling, general and administrative line on the condensed consolidated statements of operations.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; the Company subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of January 31, 2008 and based upon the most recent estimates for the study, the Company has expensed $688 (none of which was expensed in the nine months ended January 31, 2008), of which $365 remains accrued.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to the Company and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs, including the Company, to participate in the development and performance of this assessment. The Cooperating Parties Group, collectively, decided not to participate. Some of the members of the Cooperating Parties Group, including the Company, have been seeking additional information from the NOAA to determine whether cooperation is possible and whether or not the Cooperating Party Group should reconsider its decision not to participate.

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

Identifiable assets are accumulated by facility within each business segment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Sales (aggregate):
Paperboard	$163,841	$144,869	$504,510	$450,665
Converted Products	68,600	67,274	224,269	218,675
International	55,729	44,875	157,327	127,642

Total	$288,170	$257,018	$886,106	$796,982

Less sales (inter-segment):
Paperboard	$(34,990)	$(32,164)	$(111,537)	$(109,569)
Converted Products	(1,077)	(1,738)	(4,617)	(5,493)
International	—	—	—	—

Total	$(36,067)	$(33,902)	$(116,154)	$(115,062)

Sales (external customers):
Paperboard	$128,851	$112,705	$392,973	$341,096
Converted Products	67,523	65,536	219,652	213,182
International	55,729	44,875	157,327	127,642

Total	$252,103	$223,116	$769,952	$681,920

Operating Income:
Paperboard	$(2,026)	$5,477	$13,300	$26,750
Converted Products	(1,778)	(2,090)	746	(3,745)
International	4,404	3,719	11,819	10,041

Total Segment Operating Income	600	7,106	25,865	33,046
Corporate Expense	4,981	4,124	13,034	11,693

Total Operating (Loss) Income	(4,381)	2,982	12,831	21,353
Interest Expense	(6,981)	(6,710)	(21,146)	(20,480)
Interest Income	89	21	1,004	177
Equity in Income of Affiliates	153	665	1,416	1,979
Other Income (Expense), Net	(698)	24	(554)	89

(Loss) Earnings from Continuing Operations Before Income Taxes	(11,818)	(3,018)	(6,449)	3,118
Income Tax Expense	1,125	850	3,147	3,275

Loss from Continuing Operations	$(12,943)	$(3,868)	$(9,596)	$(157)

Depreciation and Amortization:
Paperboard	$5,914	$5,964	$17,793	$17,757
Converted Products	1,226	1,223	3,578	3,792
International	1,298	899	3,287	2,552
Corporate	431	545	1,302	1,635

Total	$8,869	$8,631	$25,960	$25,736

Purchases of Property, Plant and Equipment:
Paperboard	$4,372	$4,663	$11,153	$11,938
Converted Products	696	459	1,730	1,011
International	677	619	3,982	2,442
Corporate	129	173	446	208

Total	$5,874	$5,914	$17,311	$15,599

			January 31, 2008	April 30, 2007
Identifiable Assets:
Paperboard			$332,500	$348,997
Converted Products			89,045	93,744
International			188,353	161,301
Corporate			22,729	12,060

Total			$632,627	$616,102

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	January 31, 2008	January 31, 2007
Sales to External Customers
United States	$602,848	$546,982
Europe	157,327	127,642
Canada	9,777	7,296

Total	$769,952	$681,920

	January 31, 2008	April 30, 2007
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$269,127	$274,724
Europe	71,485	62,791
Canada	7,554	6,989

Total	$348,166	$344,504

11.	RELATED PARTY TRANSACTIONS

On October 1, 2007, the Company purchased a 50% interest in Jackson Drive Corp. (“Jackson Drive”), the owner of the Company’s corporate headquarters, from its former Chief Executive Officer (“CEO”) for $393; the Company’s current CEO owns the remaining 50%. The Company leases its corporate headquarters from Jackson Drive and paid $261 under the lease in each of the nine-month periods ended January 31, 2008 and 2007. Jackson Drive is consolidated into the Company’s financial statements (see Note 5).

The paperboard mills in our International segment purchased approximately $13,170 and $8,661 of raw material from affiliated entities accounted for as equity method investments during the nine-month periods ended January 31, 2008 and 2007, respectively.

The International segment also recorded sales of approximately $3,384 and $2,286 to two affiliated entities accounted for as equity method investments during the nine-month periods ended January 31, 2008 and 2007, respectively.

The Company paid approximately $4,353 and $4,024 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the nine-month periods ended January 31, 2008 and 2007, respectively.

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

On August 1, 2007, the Company completed the purchase of a recycled paperboard mill in Viersen, Germany, at a total cost of approximately $4,400, which includes the land, buildings, equipment and inventories, and covers all pre-acquisition costs for legal, accounting and consulting services. The effects of this acquisition are not material to the Company’s balance sheet or results of operations. The Company also has a signed agreement to purchase a cogeneration facility located next to this mill for approximately $1,300; the Company paid approximately $420 towards this total in late February 2008 and expects to close this transaction within the next six months.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

During the quarter ended January 31, 2008, the Company received insurance proceeds of $1,882 for equipment. These proceeds were recorded as a reduction to cost of sales in our International segment.

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

Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost, energy costs and freight costs. Our sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption. While the industry has rationalized approximately 1.5 million tons over the last several years, we believe there remains some overcapacity in uncoated recycled paperboard (“URB”). Our mill utilization rates remained relatively consistent at 94% for the nine-months ended January 31, 2008 and 95% for the same period of the prior year.

Recovered paper is our most significant raw material, and the cost of such paper has historically fluctuated significantly due to market and industry conditions. For example, our average North American recovered paper cost per ton of paperboard produced rose from $99 per ton in 2004 to $116 per ton in 2005, dropped to $108 per ton in 2006 and rose again in 2007 to $123 per ton. Recovered paper costs have continued to escalate through the first nine months of our 2008

THE NEWARK GROUP, INC. AND SUBSIDIARIES

fiscal year, rising 33% to $153 per ton of paperboard produced compared to $115 per ton of paperboard produced during the first nine months of fiscal 2007. The dramatic rise in recovered paper costs is not limited to North America, as our average recovered paper cost per ton of paperboard produced in our international mills increased 45% to $169 per ton in the first nine months of fiscal 2008 compared to $117 per ton in the same period of the prior year. The increase in our international mill costs includes the effects of the weakening of the US dollar compared to the Euro. The major contributing factor to the increases in both our North American and European recovered paper costs is the escalating demand for recovered paper by China.

Energy, which consists of natural gas, electricity and fuel oils used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. Average energy costs in our North American mill system, though relatively stable over the last two years at $90 and $88 per ton of paperboard produced in 2007 and 2006, respectively, are significantly higher than the $43 per ton average energy cost in 2000, due to overall increases in natural gas, fuel oil and electricity prices. We believe that prices will likely remain at these elevated levels in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. During the quarter ended January 31, 2008, we had approximately 45% of our natural gas needs hedged at prices favorable to targeted levels, and have approximately 50% of our needs hedged through March 2008, again at prices favorable to targeted levels. For the nine months ended January 31, 2008 and 2007, our average energy cost per ton of paperboard produced in our North American mills remained essentially flat at $87 and $86 per ton, respectively. Energy costs in Western Europe have escalated over the last two years, particularly relating to natural gas, and as a result, our energy costs averaged $71 per ton of paperboard produced in 2007 versus $48 per ton in 2006, a 48% increase. Prices in the first nine months of fiscal 2008 have continued to rise, though at a slower pace, increasing 16% in the current year to $80 per ton of paperboard produced compared to $70 per ton in the same nine-month period of the prior year.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. A price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers and a price increase on all grades of uncoated recycled paperboard became effective for North American customers at the beginning of March 2007. As a result of the realization of these increases, when comparing the nine-month periods ended January 31, 2008 and 2007, average sales price for our North American converted products and recycled paperboard increased $63 per ton and $26 per ton, respectively. In December 2007, because of the continued escalation of recovered paper costs, we announced a $40 per ton price increase on all grades of uncoated recycled paperboard, effective with shipments beginning in the latter half of January 2008. Also, in December 2007 and January 2008, we announced price increases of 6%-8% on graphicboard, tubes, cores and other allied products that take effect throughout the fourth quarter of 2008. The ultimate realization of the recently announced price increases is unknown due to persistent industry overcapacity and the resulting competitive situation.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2008	2007	2008	2007
Net Sales
Paperboard	$128,851	$112,705	$392,973	$341,096
Converted Products	67,523	65,536	219,652	213,182
International	55,729	44,875	157,327	127,642

Total	$252,103	$223,116	$769,952	$681,920

Cost of Sales
Paperboard	$122,788	$99,245	$355,320	$289,786
Converted Products	64,498	62,693	204,079	201,452
International	46,328	37,293	132,724	106,901

Total	$233,614	$199,231	$692,123	$598,139

Restructuring
Paperboard	$205	$173	$531	$358
Converted Products	10	16	10	278
Corporate	—	—	—	—

Total	$215	$189	$541	$636

SG&A
Paperboard	$7,884	$7,810	$23,822	$24,202
Converted Products	4,793	4,917	14,817	15,197
International	4,997	3,863	12,784	10,700
Corporate	4,981	4,124	13,034	11,693

Total	$22,655	$20,714	$64,457	$61,792

Operating (Loss) Income
Paperboard	$(2,026)	$5,477	$13,300	$26,750
Converted Products	(1,778)	(2,090)	746	(3,745)
International	4,404	3,719	11,819	10,041
Corporate	(4,981)	(4,124)	(13,034)	(11,693)

Total	$(4,381)	$2,982	$12,831	$21,353

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended January 31,		Nine Months ended January 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.7	89.3	89.9	87.7
Selling, general and administration expenses	9.0	9.3	8.4	9.1
Restructuring and impairments	0.1	0.1	0.1	0.1
Operating (loss) income	(1.8)	1.3	1.7	3.1
Interest expense	2.8	3.0	2.8	3.0
Income tax expense	0.1	0.4	0.4	0.5
Net loss	(5.2)	(1.7)	(1.3)	—

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Results of Operations

Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007

Overview

Net Sales. Net sales for the nine months ended January 31, 2008 were $770.0 million, an $88.1 million increase from $681.9 million in the same period a year earlier. Average sales prices increased across all segments and volumes increased in our International operations while volumes decreased in our North American operations.

Cost of Sales. Cost of sales for the nine months ended January 31, 2008 was $692.1 million as compared to $598.1 million for the nine months ended January 31, 2007. The cost of recovered paper per ton of paperboard produced in both our North American and European mills drove the increase, along with higher freight costs in all segments and higher energy costs per ton of paperboard produced in our European mills. These factors that increased total cost of sales were partially offset by lower energy costs in our domestic mills and lower volumes in North America. Additionally, non-routine reductions to costs of sales for the nine months ended January 31, 2008 were $2.0 million from a state sales-tax related settlement and $1.8 million from insurance proceeds on equipment. There was a $3.3 million reduction in the nine months ended January 31, 2007 from the sales of certain air emission credits at one of our California locations.

Restructuring and Impairments. Restructuring and impairment charges for the nine months ended January 31, 2008 were $0.5 million, a 15% decrease from $0.6 million in the same period of the prior year. Current year expenses are comprised of costs to exit previously shut-down locations, mainly in our Paperboard segment, while prior-year costs are comprised of similar costs in both our Paperboard and Converted Products segments as well as lease buy-out fees in our Converted Products segment

SG&A. SG&A increased 4% to $64.5 million in the nine months ended January 31, 2008 from $61.8 million in the nine months ended January 31, 2007, the result of higher compensation and relocation expenses, increased professional fees and the recording of additional reserves for bad debts. While we feel our reserve for bad debts is adequate, additional reserves in both North America and Europe may be required due to the weakened economic conditions worldwide.

Operating Income. Operating income was $12.8 million in the nine-month period ended January 31, 2008 compared to $21.4 million during the nine-month period ended January 31, 2007, a 40% decrease. The lower amount was the result of significantly higher recovered paper costs per ton of paperboard produced, higher freight costs and lower North American volumes more than offsetting higher sales prices across all segments and higher volumes in our International segment.

Paperboard

Net sales in the Paperboard segment were $393.0 million for the nine months ended January 31, 2008, a $51.9 million, or 15% increase, over $341.1 million for the same period of the prior year. The increase was predominantly driven by the realization of sales price increases on both recovered paper sold to third parties and our recycled paperboard, which rose 40% and 6%, respectively. These pricing gains were partially offset by a 2% volume decrease in this segment.

Cost of sales for the nine months ended January 31, 2008 was $355.3 million, 23%, or $65.5 million, higher than the same nine-month period of the prior year. A 33% increase in the cost of recovered paper per ton of paperboard produced drove costs upward, along with a 4% increase in total freight costs, but were partially offset by a 2% decrease in total energy costs. Non-routine reductions to costs of sales for the nine months ended January 31, 2008 and 2007 were $2.0 million from a state sales-tax related settlement and a $3.3 million gain from the sales of certain air emission credits at one of our California locations, respectively.

Restructuring costs increased approximately $0.1 million to $0.5 million in the nine months ended January 31, 2008 compared to $0.4 million in the nine months ended January 31, 2007. Charges in both years represent costs to exit previously shut down locations.

Our mill utilization rates dropped slightly in the nine months ended January 31, 2008 to 94% compared to 95% during the same period of the prior year.

SG&A costs in the nine months ended January 31, 2008 decreased $0.4 million, or 2%, to $23.8 million compared to $24.2 million in the nine months ended January 31, 2007 due to environmental charges recorded in the prior year.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Operating income for the Paperboard segment was $13.3 million for the nine months ended January 31, 2008, a 50% decrease from the same period last year. The significant increase in the cost of recovered paper, along with decreased volumes and a $1.2 million decrease in non-recurring cost of sales reductions, more than offset the realization of price increases on both recovered paper we sell to third parties and our recycled paperboard.

Converted Products

Net sales in the Converted Products segment were $219.7 million for the nine months ended January 31, 2008, $6.5 million, or 3%, higher than $213.2 million in the nine months ended January 31, 2007. A 7% increase in average sales price more than offset a 5% decrease in volume.

Cost of sales increased $2.6 million, or 1%, to $204.1 million in the nine-month period ended January 31, 2008 compared to the same period of the prior year. Increases in per-ton freight and raw material paperboard costs of 6% and 3%, respectively, more than offset a 5% decrease in volume.

There were minimal restructuring costs in the Converted Products segment during the nine months ended January 31, 2008, a 96% drop from the same period in the prior year. There were $0.3 million of such charges in the nine months ended January 31, 2007, made up of net lease buy-out costs on a facility in Stockton, CA as well as costs to exit previously restructured facilities.

SG&A costs were $14.8 million in the nine months ended January 31, 2008, a 3%, or $0.4 million decrease from $15.2 million in the nine months ended January 31, 2007, the result of lower headcount in the current year as well as the absorption of strike-related costs in the prior year that did not occur in the nine months ended January 31, 2008.

The Converted Products segment reported operating income of $0.7 million in the nine months ended January 31, 2008 versus an operating loss of $3.7 million in the nine-month period ended January 31, 2007. Increased sales prices, minimal current-year restructuring costs and lower SG&A costs more than offset lower volumes and higher per-ton freight and raw material paperboard costs.

International

Net sales in the International segment were $157.3 million for the nine months ended January 31, 2008, a 23% increase compared to $127.6 million in the nine months ended January 31, 2007. Average mill sales price increased 15% compared to the prior year and volumes increased 2%. For our converted products, average sales price increased 11% in the current nine-month period compared to the prior year and volumes were 10% higher. Excluding the 10% weakening of the US dollar versus the Euro between the nine-month periods ended January 31, 2008 and 2007, the effects of which also pushed net sales higher, average mill sales prices increased 5% while average prices on our converted products increased 1%. The German mill we acquired in August 2007 accounted for $3.2 million of the overall sales increase.

Cost of sales in the International segment was $132.7 million for the nine months ended January 31, 2008, 24% or $25.8 million higher than the same period of the prior year. Approximately $22.8 million of the increase arose in operations excluding the recently-acquired German mill, and was driven by a 44% increase in the cost of recovered paper per ton of paperboard produced. Also contributing to the higher costs were increased volumes and a 16% increase in energy costs per ton of paperboard produced. Partially offsetting the above increases was a $1.8 million non-routine reduction to costs of sales resulting from the receipt of insurance proceeds on equipment.

SG&A costs in the International segment were $12.8 million in the nine months ended January 31, 2008, $2.1 million higher than the same period in the prior year. Approximately 34% of the increase is due to the additional costs associated with the recently-acquired German mill, while the remainder of the increase is due to higher sales commissions, an increase in the provision for bad debts and the weaker US dollar versus the Euro.

Operating income for the International segment was $11.9 million for the nine months ended January 31, 2008, an 18% increase over the same period of the prior year. The increase was driven by higher sales prices on our mill and converted products and the weaker US dollar which more than offset a large increase in the cost of recovered paper per ton of paperboard produced and increased per-ton energy costs.

Corporate

Unallocated corporate expense for the nine months ended January 31, 2008 increased by $1.3 million to $13.0 million, compared to $11.7 million for the same period of the prior year due to higher compensation and relocation costs, along with increased professional fees.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest expense increased to $21.1 million for the nine months ended January 31, 2008, up 3% from $20.5 million in the nine-month period ended January 31, 2007, primarily due to our average outstanding borrowings increasing to $293.3 million in the current nine-month period compared to $276.4 million for the same nine-month period of the prior year.

Excluding Interest expense, Other income—net was $1.9 million for the nine months ended January 31, 2008 compared to $2.2 million for the nine months ended January 31, 2007, a 17% decrease. Current year results include $0.8 million in interest received as part of a state sales-tax related settlement and also reflect a decrease in earnings from investments accounted for under the equity method.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state taxes. When comparing the nine months ended January 31, 2008 and 2007, the European effective tax rate has decreased from 35% to 34% due to an increase in a favorable, permanent difference. Pre-tax income from foreign jurisdictions has increased approximately $0.6 million to $9.3 million when comparing these two periods and income tax expense has increased approximately $0.2 million. We do not provide for US federal income taxes due to our previous recording of a full valuation allowance against our net deferred tax assets – net operating losses.

Net Income

In summary, we reported a net loss of $9.6 million for the nine months ended January 31, 2008 compared to a loss of $0.2 million for the nine months ended January 31, 2007. The dramatic rise in the cost of recovered paper per ton of paperboard produced in both our North American and International mills, along with lower North American volumes and higher energy costs in our overseas mills, were in excess of the benefits of higher prices across all segments. Also contributing to the decrease in net income were higher corporate expenses and a $1.2 million decrease in non-recurring cost of sales reductions in our Paperboard segment.

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Overview

Net Sales. Net sales for the quarter ended January 31, 2008 were $252.1 million, a 13% increase from $223.1 million in the same period of the prior year. Sales prices increased in all segments and volumes increased in our International operations, though volumes decreased in our North American operations. Net sales also benefited from the translation of Euro-denominated transactions into US dollars as the US dollar has weakened approximately 13% versus the Euro when comparing the three months ended January 31, 2008 to the same period a year earlier.

Cost of Sales. Cost of sales increased $34.4 million from $199.2 million in the nine months ended January 31, 2007 to $233.6 million in the nine months ended January 31, 2008, a 17% increase. Substantially higher costs for recovered paper per ton of paperboard produced in both our North American and International mills, increased North American freight costs and additional costs from the German mill we acquired in August 2007 more than offset lower North American volumes and lower total energy costs in our North American mills. During the three months ended January 31, 2008, there was a $1.8 million non-routine reduction to cost of sales resulting from the receipt of insurance proceeds on equipment in our International segment.

Restructuring and Impairments. Restructuring charges remained flat at $0.2 million in each of the quarters ended January 31, 2008 and 2007, with charges in both years comprised of costs to exit previously shut down locations.

SG&A. SG&A costs were $22.7 million in the quarter ended January 31, 2008 compared to $20.7 million in the quarter ended January 31, 2007, an increase of 9%, due to higher reserves for bad debts in both North America and Europe, as well as increased relocation costs and professional fees. While we feel our reserve for bad debts is adequate, additional reserves in both North America and Europe may be required due to the weakened economic conditions worldwide.

Operating Income. For the quarter ended January 31, 2008, we recorded an operating loss of $4.4 million compared to operating income of $3.0 million in the quarter ended January 31, 2007. A dramatic escalation of recovered paper costs per ton of paperboard produced in both our domestic and European mills was the main reason for the swing from income to a loss, despite an increase in average sales prices across all segments. Lower volumes in our North American operations also contributed to the loss.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Paperboard

Net sales in the Paperboard segment for the three-month period ended January 31, 2008 were $128.9 million, $16.1 million, or 14%, higher than $112.7 million in the same three-month period of the prior year. Increases of 47% and 6% in the sales prices of our recovered paper sold to third parties and our recycled paperboard products, respectively, pushed sales higher but were partially offset by volume decreases of 7% and 1% in sales of recovered paper to third parties and in our mills, respectively.

Cost of sales in the three months ended January 31, 2008 was $122.8 million, an increase of $23.5 million compared to the same period in the prior year, primarily due to the 41% increase in the cost of recovered paper per ton of paperboard produced. Also contributing to the increase was a 4% rise in total freight costs which, when combined with the increase in recovered paper, was slightly offset by a 4% decrease in total energy costs.

Restructuring costs were flat at $0.2 million for each of the quarters ended January 31, 2008 and 2007.

Our mill utilization rates were 88% during the three months ended January 31, 2008 compared to 92% for the three months ended January 31, 2007. This decrease is due to general economic slowdown and lower production volumes relating to a decision to stop selling to a large customer due to margin and credit issues.

SG&A costs remained essentially flat at $7.9 million for the three months ended January 31, 2008 compared to $7.8 million during the same period of the prior year.

The Paperboard segment incurred an operating loss of $2.0 million in the quarter ended January 31, 2008 compared to an operating gain of $5.5 million in the same period of the prior year. The primary reason for the decrease was the surge in the cost of recovered paper per ton of paperboard produced. Also negatively affecting results were an increase in total freight costs and lower volumes, partially offset by increased sales prices and lower energy costs.

Converted Products

For the quarter ended January 31, 2008, net sales in the Converted Products segment were $67.5 million, 3% higher than $65.5 million in the quarter ended January 31, 2007, the result of a 10% increase in average sales price more than offsetting a 7% decrease in volume.

Cost of sales was $64.5 million for the quarter ended January 31, 2008, a 3% increase compared to $62.7 million in the same three months of the prior year. A 10% rise in per-ton raw material paperboard costs more than offset an 8% decrease in total freight costs and the lower volumes.

Restructuring costs were minimal in each of the three-month periods ended January 31, 2008 and 2007.

SG&A costs remained essentially flat at $4.8 million for the there months ended January 31, 2008 and $4.9 million for the there months ended January 31, 2007.

The Converted Products segment reported an operating loss of $1.8 million in the quarter ended January 31, 2008 compared to an operating loss of $2.1 million in the same period of the prior year, a 15% improvement. Higher average sales prices more than offset increases in per-ton raw material paperboard.

International

Net sales in the International segment for the quarter ended January 31, 2008 increased 24%, or $10.8 million, to $55.7 million compared to $44.9 million in the quarter ended January 31, 2007. The German mill we acquired in August 2007 accounted for $1.5 million of this increase, with the remainder coming from price increases on our mill and converted products of 16% and 8%, respectively. Additionally, volumes in our converting and mill operations, excluding the acquired German mill, increased 12% and 4%, respectively, and the US dollar weakened 13% versus the Euro when comparing the same periods. Excluding the effects of foreign currency exchange, net sales prices increased 4% and 3% on our converted and mill products, respectively.

Cost of sales in the International segment was $46.3 million in the quarter ended January 31, 2008, 24% higher than $37.3 million for the same quarter of the prior year. Approximately $1.4 million of this increase is attributable to the operations of the acquired German mill referred to above, while the remainder of the increase was driven by 41% and 16% increases in the per-ton costs of recovered paper and energy, respectively; per-ton freight costs decreased 6%. The weaker US dollar in relation to the Euro, as well as the higher volumes noted above, also contributed to the rise in cost of sales.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Somewhat offsetting the above increases was a $1.8 million non-routine reduction to costs of sales resulting from the receipt of insurance proceeds on equipment.

SG&A costs increased $1.1 million to $5.0 million for the quarter ended January 31, 2008 compared to $3.9 million for the quarter ended January 31, 2007. Approximately $0.4 million of the increase is attributable to the operations of the German mill acquired in August 2007 while the remainder is due to an increase in the reserve for bad debts and changes in foreign currency exchange rates.

Operating income in the International segment increased 18%, or $0.7 million, to $4.4 million from $3.7 million for the quarters ended January 31, 2008 and 2007, respectively. Higher volumes and sales prices for both our converted and mill products more than offset significant increases in the costs of recovered paper and energy per ton of paperboard produced as well as an increased reserve for bad debts.

Corporate

Unallocated corporate expense increased $0.9 million in the current quarter to $5.0 million from $4.1 million in the same quarter of the prior year due to higher relocation costs, professional fees and an increase in the provision for bad debts.

Other (Expense) Income

Interest expense increased from $6.7 million in the quarter ended January 31, 2007 to $7.0 million in the quarter ended January 31, 2008 due to an increase in average outstanding borrowings, which were $293.8 million in the quarter ended January 31, 2008 compared to $270.6 million for the same quarter of last year.

Excluding interest expense, Other income—net decreased from income of $0.7 million in the quarter ended January 31, 2007 to expense of $0.5 million in the same quarter of 2008 due to a decrease in earnings in affiliates and the effects of exchange rate changes.

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state taxes. Pre-tax income from foreign jurisdictions has remained relatively flat when comparing the quarters ended January 31, 2008 and 2007. Our income tax expense increased approximately $0.3 million during the same period. This increase is primarily due to the fact that during the prior year’s quarter, we booked the effect of a rate change in Spain, where a significant portion of our international operations are located. We do not provide for US federal income taxes due to our previous recording of a full valuation allowance against our net deferred tax assets – net operating losses.

Net Income

In summary, during the quarter ended January 31, 2008, we recorded a net loss of $12.9 million compared to a loss of $3.9 million in the quarter ended January 31, 2007. Increased sales prices across all segments could not overcome a substantial rise in the cost of recovered paper per ton of paperboard produced, along with lower volumes in North America.

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

Capital Expenditures. Our total capital expenditures were $17.3 million and $15.6 million in the nine months ended January 31, 2008 and 2007, respectively. We expect fiscal 2008 capital expenditures to be under $25.0 million.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Borrowings

At January 31, 2008, total debt (consisting of current maturities of debt, our senior credit facility, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

October 31, 2007
9.75 % Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	23.0
Term loan	15.0
Industrial Revenue Bonds	65.3
Other (1)	18.1

Total debt	$296.4

(1)	See Note 5 to the accompanying condensed consolidated financial statements for the components of this total.

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

The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10.0 million, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined, for each twelve-month period ending as of each fiscal quarter end shall be less than or equal to 3.0 to 1.0. At January 31, 2008, the Company was in compliance with all financial covenants.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2008 (1)	$0.2
2009	6.8
2010	4.6
2011	4.7
2012 (2)	27.9
Thereafter (3)	252.2

$296.4

(1)	Represents remaining obligations for the fiscal year ended April 30, 2008.
(2)	Includes $23.0 million due under the asset-based credit facility.
(3)	Includes $15.0 million due under the term loan.

We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income at that point, $0.2 million, will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At January 31, 2008 and April 30, 2007, the fair value of the 2001 Swaps represented a liability of $12.0 million and $14.8 million, respectively. During the quarter ended July 31, 2007, in relation to a second intercompany loan with our European subsidiary, we entered into another swap agreement, that was not designated as a hedge, which represented a liability of $2.6 million as of January 31, 2008.

Additionally, in our effort to manage costs, we, at varying times, utilize energy and raw material price hedges. At January 31, 2008, the fair value of these hedges was a liability of approximately $0.6 million, which was entirely energy related.

Cash Flow

Net cash provided by operating activities

During the nine-month period ended January 31, 2008, we generated $23.8 million of cash from operations, $6.6 million less than $30.4 million we generated in the same nine-month period of the prior year. This decrease is the result of the following: (i) a $9.4 million negative change in net earnings, (ii) $1.3 million less in dividends received from equity investments in affiliates and (iii) $1.4 million of additional prepaid insurance and other costs offset by (i) the current year receipt of $1.9 million from the surrender of a life insurance policy and (ii) $3.6 million less paid out on the settlement of natural gas hedging contracts.

Net cash used in investing activities

In the nine months ended January 31, 2008 and 2007, we used $17.3 million and $16.5 million of cash, respectively, in investing activities. This increase in the current year was primarily the result of $1.7 million of additional capital expenditures, primarily made in our International segment and $0.5 million of additional costs related to the acquisition of a German mill in August 2007, partially offset by the receipt of $1.9 million of insurance proceeds on equipment and less proceeds from the sale of property, plant and equipment.

Net cash used in financing activities

In the nine months ended January 31, 2008, financing activities provided a minimal amount of funds, whereas in the nine months ended January 31, 2007, we used cash in financing activities of $11.1 million. The current nine-month period includes an $11.5 million increase in net debt borrowings compared to the prior year partially offset by a $0.4 million change in cash overdrafts.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the nine-month period ended January 31, 2008.

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

Goodwill

The Company conducted an impairment test based on the estimated fair value of the underlying business as of November 1, 2007 and determined that there was no impairment. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2007 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

As of January 31, 2008, we had a full valuation allowance on our deferred tax assets for US federal and state income tax purposes. We also have full valuation allowances against net assets of certain foreign jurisdictions. We will maintain such allowance until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowance on a quarterly basis.

As of May 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption there was no adjustment to opening retained earnings. The Company accounts for interest costs and penalties related to income taxes as income tax expense in the Company’s condensed consolidated financial statements.

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately an $18.8 million negative effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a $10.7 million negative effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. Despite this accounting-based de-designation, economic coverage of the exposure to changes in the Euro to US dollar exchange rates remains as the interest rate derivative instruments remain in effect, only hedge accounting ceases. At January 31, 2008, the fair value of the 2001 Swaps represented a liability of $12.0 million. During the first quarter of fiscal 2008, in relation to a second intercompany loan with our European subsidiary, we entered into another swap agreement that was not designated as a hedge, which represented a liability of $2.6 million as of January 31, 2008. As a result of derivative activities during the nine months ended January 31, 2008, we recognized a loss of $0.9 million; in the same period of 2007, we recognized a loss of $0.1 million.

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

(a) Disclosure controls and procedures.

As of January 31, 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of January 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Massachusetts Attorney General’s Office has asserted that we, at one or more of our Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. In September 2007, we executed an agreement to settle these allegations by paying $600 and agreeing to certain injunctive relief. The $600, which was paid on November 7, 2007, had been accrued by April 30, 2007, with such amounts being recorded in the Selling, general and administrative line on the condensed consolidated statements of operations.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified us of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. We are one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from our now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed us that we may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that we pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave us the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; we subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of January 31, 2008 and based upon the most recent estimates for the study, we have expensed $688 (none of which was expensed in the nine months ended January 31, 2008), of which $365 remains accrued.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to us and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs, including us, to participate in the development and performance of this assessment. The Cooperating Parties Group, collectively, decided not to participate. Some of the members of the Cooperating Parties Group, including the Company, have been seeking additional information from the NOAA to determine whether cooperation is possible and whether or not the Cooperating Party Group should reconsider its decision not to participate.

Due to uncertainties inherent in these matters, management is unable to estimate our potential exposure, including possible remediation or other environmental responsibilities that may result from these matters at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental studies and the percentage of contamination/ natural resource damage, if any, ultimately determined to be attributable to us and other parties. It is possible that our ultimate liability resulting from these issues could be material.

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

THE NEWARK GROUP, INC.

Date:	March 14, 2008

		By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date:	March 14, 2008

		By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)

31