Form 10-K
period 2008-04-30
NEWARK GROUP, INC
filed 2008-08-13
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter. Not Applicable

The number of common shares outstanding at July 15, 2008 was 3,560,403.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict” or “should”, or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Annual Report on Form 10-K under the headings “Annual Report on Form 10-K,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

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

The Company

Founded in 1912, The Newark Group, Inc. is an integrated producer of 100% recycled paperboard and paperboard products. Primarily, we manufacture core board, folding carton (predominantly uncoated) and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are a major North American producer of tubes, cores and allied products, and are a leading producer of laminated products and graphicboard in both North America and Europe. We also collect, trade and process recovered paper in North America and believe that we are among the six largest competitors in this industry. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. We have nearly 7,000 active customers and no single customer accounted for more than 3.6% and 3.2% of our sales in 2008 and 2007, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging. In our Paperboard segment, we handle recovered paper and manufacture grades of recycled paperboard which are used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment, we convert paperboard into tubes, cores and allied products, solidboard packaging and laminated products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market. In 2008 and 2007, we generated consolidated sales of approximately $1,028.9 million and $923.0 million, respectively.

For additional disclosures of our business segments and our major customers, as well as financial information about geographic areas, see Item 8 – “Financial Statements and Supplementary Data.”

Raw Materials

The principal raw material used in the production of our 100% recycled paperboard is recovered fiber. The supply of recovered fiber is dependent upon collection activity from both the public and private sectors, and the volume of such collection, together with demand and export activity, affects the market price. We also purchase certain chemicals that are used in the manufacturing of paperboard.

In our Converted Products segment, approximately 8% of our total paperboard needs are purchased from third parties; we also purchase large amounts of adhesives used in laminating and in the manufacture of tubes and cores. Historically, the volatility of the prices of these other raw materials has not materially affected our results of operations, and we do not expect any volatility of these prices to have a material effect on our results of operations in the future.

Our Process and Our Products

As discussed above, we manufacture and convert 100% recycled paperboard, and operate in three reportable segments: Paperboard, Converted Products and International.

Paperboard Segment

Within this segment we operate 21 facilities in North America, consisting of eleven recovered paper plants and ten paperboard mills. In 2008, our paperboard mills consumed approximately 43% of the paper acquired and/or processed by our recovered paper plants which they used to produce various grades of paperboard required for the fabrication of folding cartons, rigid boxes, tubes and cores, as well as allied and other industrial products.

Recovered Paper—Through purchase and collection, we acquire, sort and bale recovered paper for use in our paperboard mills and for sale to third party mills. During 2008, of the 2.5 million total tons of recovered paper we acquired, 1.1 million tons were used internally while the remaining 1.4 million tons were sold to third parties. While there are more than 75 grades of recovered paper, we deal primarily in old corrugated containers (OCC), old newspaper (ONP) and mixed paper (MP), which represented approximately 60%, 13%, and 8% of our total volume, respectively, for 2008. Our recovered paper business is conducted through five regional offices located in Salem, Massachusetts; Newark, New Jersey; Moraine, Ohio; Mobile, Alabama; and Stockton, California.

We acquire recovered paper from various sources, the largest being retail stores that must dispose of large amounts of packaging material from their purchases. In 2008, we acquired approximately 43% of our recovered paper from such retail stores, 33% from industrial and commercial companies, 12% from small recycling companies, 9% from municipalities and regional recycling centers and 3% from large waste companies.

In 2008, approximately 75% of our recovered paper was purchased baled via brokerage transactions while the remainder was received in loose form. Loose recovered paper comes primarily from municipalities or regional recycling centers and, because of cost advantages, we attempt to maximize the amount of loose recovered paper received directly by our mills. Our recovered paper processing plants separate, sort and bale recovered paper by grade for use in our paperboard mills or for sale to third party customers. During 2008, we sorted and baled approximately 433,000 tons of recovered paper at our processing plants.

Recycled Paperboard Manufacturing—We operate eight paperboard mills with total annual production capacity of 825,000 tons of 100% recycled paperboard. Due to shrinkage arising from the removal of contaminants, it takes approximately 1.1 tons of recovered paper to produce 1.0 ton of 100% recycled paperboard. Although our mills consume various grades of recovered paper, our usage mix is predominately OCC (44%), ONP (24%) and MP (14%).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In the paperboard manufacturing process, recovered paper is mixed with water to create a solution that is known as stock. This stock is passed through cleaning equipment to clear away contaminants such as tape, wires, staples and plastic material, then fed into the paperboard machine where it is formed into a continuous moving layer of recycled paperboard. Most of the water in the paperboard is removed during several stages of draining, pressing and drying. At the majority of our mills, the finished paperboard is wound into rolls or sheeted and palletized. At our Fitchburg, Massachusetts paperboard mill, we produce a three-ply laminated sheet of graphicboard utilizing two paper machines. One paperboard machine manufactures the top and bottom layers of the laminated sheet. The second machine manufactures the middle ply, which is laminated with the paperboard from the first machine in a continuous in-line process. The resulting laminated paperboard is cut into sheets and automatically stacked onto pallets. Laminating, sheeting and palletizing are completed in an automated, continuous in-line process. Rolls and palletized sheets from all mills are shipped to third-party customers or to facilities in our Converted Products segment for further processing.

We manufacture many different grades of 100% recycled paperboard, including plain chip/industrial grades (37%), core board grades (17%), laminating and laminated grades (14%) and folding boxboard grades (13%), with the balance consisting of specialty grades. Plain chip grades are used primarily in the production of simple protective packaging products and rigid boxes. These products include partitions, corner boards and layer pads for separating layers of cans and bottles. The core board grades are used to manufacture spiral wound and convolute wound tubes and cores of all kinds and sizes. Laminating grades (grades to be laminated by the customer) and laminated grades (grades already laminated at our paperboard mills) are used to produce heavyweight boards used in the production of book covers, loose-leaf binders, solidboard packaging, game boards, jigsaw puzzles and other products. Folding boxboard grades are used for manufacturing folding cartons and other products requiring creasing and bending of the paperboard in the manufacturing process.

Converted Products Segment

We operate 24 converting plants in North America. In 2008, these plants consumed, as their primary raw material, approximately 31% of the recycled paperboard produced in our paperboard mills. Our Converted Products segment contains three product lines: (i) laminated products and graphicboard; (ii) tubes, cores and allied products and (iii) solidboard packaging.

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

Tube and Core Manufacturing—We manufacture tubes, cores and allied products at 16 converting plants in the United States and 2 in Canada. Tubes and cores are manufactured by applying adhesive to multiple rolls of core board and winding the core board plies around a mandrel. We manufacture tubes and cores in various diameters, thicknesses and widths. Our customers wind their products, such as paper, tape, textiles, yarn and plastic film, on our cores. Tubes are used for various applications, primarily forming concrete columns during construction. We also manufacture paper roll end covers, roll wraps and pallets for our tube and core customers and also provide converting services.

Solidboard Packaging Manufacturing—For several years, we have been attempting to create a North American market for solidboard packaging products, which we manufacture in a converting plant in Madera, California. Solidboard packaging has been and continues to be a principal product line in our International segment. During the solidboard packaging manufacturing process, we laminate layers of paperboard which are then cut into heavyweight sheets. These sheets are then used to form boxes and trays for packaging fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. The laminating process enables us to include different materials in the heavyweight sheet, such as a moisture barrier or preprinted film, for a high quality graphic presentation. Most of our solidboard packaging products are used as a substitute for other materials when superior moisture barrier properties are required. The recyclable nature of our products minimizes difficulties our customers would otherwise have with the recycling of packaging materials such as wax-saturated corrugated containers, wood and plastic. We expect North American acceptance of solidboard products, if it indeed materializes, to continue to be slow-coming.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

International Segment

We operate eight plants in Europe that manufacture similar products through similar processes to those described in our Paperboard and Converted Products segments. Although we do not operate recovered paper plants in Europe, we have investments in three recovered paper companies that operate in Spain and France; two other paper manufacturers own the balance of these three companies. We purchase most of our recovered paper needs from these businesses.

We operate three paperboard mills in Europe, two in Spain and one in Germany, that produced approximately 255,000 tons of 100% recycled paperboard in 2008. Of this production, approximately 38% was laminating grades, 31% was graphicboard sheets, 29% was core board grades and the remainder was miscellaneous grades. Our mill in Alcover, Spain, produces graphicboard sheets in the same manner as our Fitchburg, Massachusetts mill in our Paperboard segment.

We operate five converting plants in Europe: two in Spain and one in each of The Netherlands, France and Germany. We also convert graphicboard at our paperboard mill in Alcover, Spain. Our converting plants consumed approximately 58% of our paperboard production during 2008, of which approximately 62% was converted into solidboard packaging and the remaining 38% being graphicboard that was converted from sheets to smaller sizes specified by our customers.

Solidboard packaging is a major product line of our International segment. We produce boxes, trays and sheets, mainly for the packaging of fruits, vegetables, fish, meat and poultry for shipment to warehouses and retail stores. With annual production of approximately 125,000 tons in 2008, we believe we are the second-largest producer of solidboard packaging in Western and Central Europe.

Sales and Customers

During 2008 and 2007, we had consolidated sales of approximately $1,028.9 million and $923.0 million, respectively. We have nearly 7,000 active customers and have no significant customer concentration, though many of our customers purchase products from more than one of our product lines. For 2008, our largest customer accounted for approximately 3.6% of total sales. We sell our products in over 60 countries around the world, mainly to the US and Canada. Outside of North America, Spain accounted for the most sales in 2008 at approximately 11%, followed by Germany with approximately 6%, The Netherlands with approximately 3% and France and the United Kingdom with approximately 2% each.

Paperboard Segment

In the Paperboard segment we sell recovered paper and 100% recycled paperboard. During 2008, we had consolidated sales to third parties of approximately $523.5 million.

The majority of our sales of recovered paper are made to other paper manufacturers in North America. During 2008, approximately 57% of the recovered paper we sold, or 1.4 million tons, was sold to such third parties. We export recovered paper to numerous countries around the globe through a brokerage agreement with an international organization.

Our 100% recycled paperboard is supplied to our Converted Products segment and sold to third party converters. During 2008, we sold approximately 665,000 tons of 100% recycled paperboard to third parties. Our sales are highly diversified as to end market, with the core board market representing the largest market, accounting for 30% of our total sales.

Converted Products Segment

During 2008, we had consolidated sales of approximately $289.7 million in the Converted Products segment. This segment consists of three product lines: (i) laminated products and graphicboard, (ii) tubes, cores and allied products, and (iii) solidboard packaging.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In our laminated products and graphicboard product line, we sell the solid component for the covers of hardbound books and loose-leaf binders. We also sell laminated paperboard to the board game and jigsaw puzzle markets. We sold approximately 123,000 tons of laminated products and graphicboard in 2008.

In our tubes, cores and allied products product line, our customers are manufacturers of paper, paperboard, plastic films, metal foils, fabrics, tapes, and labels. We provide our paperboard mill customers converting and finishing services, as well as supplies such as paper roll wraps and roll end covers. We also sell tubes that are used as forms for pouring concrete columns. We sold approximately 183,000 tons of tube, core and allied products in 2008.

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

International Segment

During 2008, we had consolidated sales of approximately $215.7 million in the International segment. This segment consists of our European operations’ sales of 100% recycled paperboard, graphicboard and solidboard packaging.

Our 100% recycled paperboard and graphicboard is supplied to our converting operations as well as sold to third parties from our three paperboard mills in Europe. Sales of 100% recycled paperboard are primarily from our mill near Pamplona, Spain. Standard core board is sold to tube and core manufacturers and lightweight core board is sold to tissue and towel manufacturers. We sold approximately 73,000 tons of core board in 2008 primarily to companies located in Spain, Portugal and Germany, including one Portuguese company in which we have a minority investment.

We sell sheets of graphicboard to the book and loose-leaf binder markets directly from our paperboard mill in Alcover, Spain. In 2008, we sold approximately 20,000 tons of these sheets. Most of these graphicboard sheets are converted into smaller sizes at our converting operations, and in 2008, we sold approximately 48,000 tons of converted graphicboard. We sell graphicboard in approximately 40 countries around the world, with approximately 56% of total sales made in Spain and Portugal, 40% in other European countries and the balance around the world.

In 2008, we sold approximately 121,000 tons of solidboard packaging products, of which 92% was to European countries, mainly Spain, Germany, The Netherlands, Belgium, France, and the United Kingdom. Smaller quantities are exported to the United States and countries in Africa and Latin America.

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

Employees

At April 30, 2008, we had a total of 3,166 employees. In North America, which consists of our Paperboard and Converted Products segments as well as our domestic corporate office, we had a total of 2,479 employees, of whom 666 were salaried and 1,813 were hourly. Our International segment had a total of 687 employees, all of whom were salaried, with 203 working in plant offices or as plant management and 484 working in manufacturing shifts at our plants. A significant amount of our employees worldwide are covered by labor agreements which, if not negotiated successfully, could adversely affect our results of operations and cash flows.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Environmental Matters

Our operations are subject to many complex federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, air emissions, wastewater and storm water discharges and the use, management and disposal of hazardous and non-hazardous material and waste. These requirements affect our daily operations and there can be no assurance that we have been, or will be at all times, in complete compliance with these requirements. To maintain compliance, we have been required to modify operations and/or make capital investments. Capital expenditures for environmental control activities were not material in 2008 and are not expected to be material in 2009. Noncompliance could result in penalties, the curtailment or cessation of operations or other sanctions, which could be material.

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediation of the contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. The Company may also be liable for damages to and the loss of use of natural resources resulting from the disposal of such materials. The Company has identified environmental contamination at three of our closed facilities that may require remediation upon retirement of these assets. Factors affecting whether remediation may be required include, but are not limited to, the structure of any potential sale agreement and any governmental assessment of the sites. A liability has not been recognized for these three facilities in our financial statements as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time. See Note 11 to the attached consolidated financial statements for additional information.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Risks Related to Our Indebtedness

We have substantial debt outstanding and may incur additional indebtedness that could negatively affect our business and prevent us from fulfilling our debt obligations.

As of April 30, 2008, our total consolidated debt was approximately $300.0 million. Our indebtedness could:

•	make it more difficult for us to satisfy our obligations under our 9 3/4% Senior Subordinated Notes (the “Notes”) and our other debt;

•

require us to dedicate a substantial portion of our cash flows to pay debt service costs, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	restrict us from introducing new technologies or exploiting business opportunities;

•

make us more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in planning for and reacting to changes in our industry and general economic conditions; and

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

Our ability to incur additional debt, and in certain cases refinance outstanding debt, is significantly limited or restricted under the agreements relating to our existing debt. Our credit agreements governing our senior secured revolving credit facilities and the indenture governing the Notes contain covenants that, among other things, limit our ability to:

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

Our primary raw material is recovered paper. The cost of recovered paper has fluctuated greatly because of factors beyond our control, such as market and economic conditions and seasonality. Our North American recovered paper cost per ton of paperboard produced, defined as the sum of purchased recovered paper and related shipping, handling and administrative expenses divided by tons of paperboard produced, averaged $156 in 2008, 27% higher than the $123 average in 2007 and 45% higher than the $108 average from 2006. The same costs in our international mills averaged €120 in 2008, 27% higher than €95 in 2007 and 54% higher than €78 in 2006. Factoring in the effects of exchange rates, our recovered paper cost per ton of paperboard produced in our international mills was $173 per ton in 2008, 41% higher than $123 per ton in 2007 and 84% higher than $94 per ton in 2006. Increases in the cost of recovered paper can significantly reduce our profitability. Although we have historically attempted to raise the selling prices of our products in response to raw material price increases, when raw material prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to

THE NEWARK GROUP, INC. AND SUBSIDIARIES

our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margin during all periods of cost increases due to customary time lags in implementing our price increases. We cannot provide assurance that we will be able to recover any future increases in the cost of recovered paper. However, we rely on our contractual and other relationships with certain of our suppliers, such as municipalities, to provide some availability at stable costs. If we are unable to maintain these relationships, the cost of our raw materials could increase even more, which could adversely affect our operating margins and profitability. See “Business—Raw Materials.”

Our operating margins and profitability may be adversely affected by rising freight costs.

Fluctuations in the price of crude oil, escalating costs of diesel fuel and more stringent delivery requirements have direct impacts on our freight costs for both the products we ship and those we receive. Total freight costs in fiscal 2008 were $99.9 million, 3% higher than $97.0 million in 2007 and just slightly higher than $99.7 million in 2006. We cannot provide assurance that we will be able to recover any future increases in the cost of freight, and even if we are able to do so, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Our operating margins and profitability may be adversely affected by rising energy costs.

Excluding recovered paper, freight and labor, energy is our most significant manufacturing cost. Energy costs consist of purchases of natural gas, electricity and fuel oils which are used to generate steam for use in operating our paperboard machines and other equipment. The average energy cost in our North American mill system has remained constant over the last two years at $90 per ton of paperboard produced, but is at higher levels from 2006 and 2005 where our average costs were $88 and $73 per ton, respectively. These elevated levels of the last two to three years are due to increases in North American natural gas, fuel oil and electricity prices. Per-ton energy costs over the last two years in our International segment, as with our North American costs, remained steady over 2007 and 2008, averaging €58 per ton of paperboard produced. These averages are significantly higher than the €40 and €30 per ton we experienced in 2006 and 2005, respectively, mainly due to rising natural gas prices in Western Europe.

In instances where energy prices have increased rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and profitability. We experience a reduction in margins during all periods of cost increases due to customary time lags in implementing our price increases. We expect that energy prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States, the relationship of the price of natural gas to crude oil and other economic conditions and uncertainties regarding the outcome and implications of such events. Although we continue to focus on controlling our energy costs, and consider ways to factor energy costs into our pricing, we cannot give assurance that we will be able to pass increased energy costs through to our customers. In an effort to help manage our energy costs, during the last quarter of 2006 we installed a turbine engine in our paperboard mill in Los Angeles, California to generate a portion of the energy required to run that mill, and installed another turbine engine in our Fitchburg, Massachusetts mill in the third quarter of 2007 with the same purpose. Subsequent to April 30, 2008, we acquired a cogeneration facility located next to our mill in Viersen, Germany, which is expected to generate a significant amount of the mill’s energy needs. Additionally, we attempt to limit our energy price risk by sometimes buying forward contracts for some of our future energy requirements, but there cannot be any assurance that these activities will adequately protect us. As a result, our operating margins and results of operations could be adversely affected.

The cyclicality of our industry could negatively impact our sales volume and revenues and our ability to respond to competition or take advantage of business opportunities.

Our operating results tend to reflect the general cyclicality of the business in which we operate. This general cyclicality, along with the capital-intensive nature of our industry, has contributed to past price competition and volatility within the industry. Prices for our products may decline due to weak customer demand or increased production by our competitors. Over the greater part of the last decade, we have taken downtime and, including recently announced shut-downs, have closed eight paperboard mills based on prevailing market demand for our products, and we may continue to take downtime at our existing facilities or close additional mills, which could adversely affect our operating results and cash flows. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our leveraged financial position, may adversely affect our ability to respond to competitive pressures and to other market conditions or to otherwise take advantage of business opportunities.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

We may encounter difficulties restructuring operations or closing or disposing of facilities.

We have closed higher-cost facilities and otherwise restructured operations in an effort to improve cost effectiveness and profitability. Some of these activities are on-going, and there is no guarantee that any such activities will achieve our goals and not divert the attention of management or disrupt our ordinary operations. Moreover, production capacity, or the actual amount of products produced, may be reduced as a result of these activities.

Our industry is highly competitive, and price fluctuations and volatility could diminish our sales volume and revenues.

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

In addition, if the trend to reduce the amount of packaging materials continues along with the continued shift towards off-shore production, demand for our products may be adversely affected, reducing our revenues and adversely affecting our results of operations and financial condition.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

We have manufacturing operations in Europe where we generated approximately 21% and 18% of our net sales in 2008 and 2007, respectively. Conducting an international business inherently involves a number of difficulties and risks that could adversely affect our ability to generate revenues and could subject us to increased costs. Significant factors that may adversely affect our revenues and increase our costs include:

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

Some of our business is seasonal, and weather conditions could have an adverse effect on our revenues and operating results.

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. Natural disasters such as hurricanes, tornadoes, fires, ice storms, wind storms, floods and other weather conditions may materially and adversely affect our business and our earnings. In addition, poor weather conditions that reduce crop yields of packaged food products and reduced customer demand for food containers can adversely affect our revenues and our operating results. The volumes of certain of our converted products can also vary from quarter to quarter, partly due to the increased production of textbooks and binders before the beginning of the school year, as well as the production of board games and other products before the start of the Christmas season. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

If negotiations for renewals of our various labor agreements are not successful, our operations could be subject to interruptions, which would adversely affect our results of operations and cash flows.

A significant number of our employees in North America are governed by 17 collective bargaining agreements covering 17 facilities that have either already expired or will do so before April 30, 2013, with eight of these agreements expiring within the next fiscal year. Expired North American contracts are in the process of renegotiation. Substantially all of our employees at our facilities outside of North America are governed by

THE NEWARK GROUP, INC. AND SUBSIDIARIES

agreements that have either already expired or will do so before December 31, 2009. Those that have already expired are for locations covered by either local or national labor agreements and are currently being renegotiated. If we are unable to successfully renegotiate the terms of any of our agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be adversely affected.

We are controlled by a few principal stockholders who have the ability to determine the election of our directors and the outcome of all other issues submitted to our stockholders.

Edward K. Mullen, our vice chairman, and his son Robert H. Mullen, our chief executive officer, president and chairman of the board, and their respective affiliates beneficially own approximately 84% of our outstanding common stock. As a result, the Mullen family is able to control the actions and policies of our company, including:

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

We also are subject to environmental laws and regulations that impose liability and remediation responsibility for releases of hazardous material into the environment and natural resource damages. Under certain of these laws and regulations, a current owner or operator of property, or a person who at the time of disposal of hazardous material owned or operated property at which the hazardous material was disposed of, may be liable for the costs of remediation of contaminated soil or groundwater at or from the property, without regard to whether the owner or operator knew of, or caused, the contamination, and may incur liability to third parties impacted by such contamination. In addition, a party that arranged for disposal of hazardous material at a site owned by a third party may have strict and, under certain circumstances, joint and several liability for remediation costs later required in connection with such site. The Company may also be liable for damages to and the loss of use of natural resources resulting from the disposal of such materials. The Company has identified environmental contamination at three of our closed facilities that may require remediation upon retirement of these assets. Factors affecting whether remediation may be required include, but are not limited to, the structure of any potential sale agreement and any governmental assessment of the sites. A liability has not been recognized in our financial statements for these facilities as the Company currently does not have sufficient information available to assess if remediation will be required or to reasonably estimate any potential obligation. Any potential obligation cannot be reasonably estimated as the settlement date or potential settlement dates, the settlement method or potential settlement methods, and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We believe our facilities are appropriately insured, properly maintained and equipped with machinery suitable for their use. A table summarizing our manufacturing plants and corporate offices is provided below.

Type of Facility	Number of Facilities	Locations
CORPORATE OFFICE

The Newark Group, Inc. Headquarters	1	Cranford, NJ (leased from a wholly-owned subsidiary).

PAPERBOARD

Paperboard Mills	10	Milwaukee, WI; Bradford, MA; North Hoosick, NY; Los Angeles, CA; Franklin, OH; Santa Clara, CA; Baltimore, OH; Mobile, AL; York, PA; Fitchburg, MA.

Recovered Paper Plants & Offices	11	Newark, NJ; Salem, MA; Webster, MA; Moraine, OH; Green Bay, WI; Mobile, AL (leased); Shreveport, LA; Tallahassee, FL; Stockton, CA; San Jose, CA; Neenah, WI (leased).

CONVERTED PRODUCTS

Graphicboard Plants	5	Newark, NJ (leased); Franklin, OH; Chicago, IL; Los Angeles, CA; Fitchburg, MA.

Solidboard Plants	1	Madera, CA (leased).

Tube, Core, and Allied Product Plants	18	York, PA; Chicopee, MA; Greenville, PA; Lawrence, MA; Monmouth, ME (leased); Mississauga (Toronto) Ontario, Canada; Cedartown, GA; Atlanta, TX; Bay Minette, AL; Jacksonville, FL; Rural Hall, NC; Oshkosh, WI (leased); New London, WI; Longview, WA; Aurora, CO (leased); Ontario, CA (leased); Newark, NJ; Richmond, British Columbia, Canada.

INTERNATIONAL

Paperboard Mills	3	Alcover, Spain; Villava, Spain; Viersen, Germany.

Graphicboard Converting Plants	1	Berlin, Germany (leased); (also have graphicboard converting operations at our Alcover, Spain, mill property.)

Solidboard Converting Plants	4	Plélo, France; Zutphen, Netherlands; Ibiricu de Egües, Spain; Esparraguera, Spain.

International Corporate Office	1	Barcelona, Spain (leased).

TOTAL	55	11 Locations leased.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. We believe that these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of The Newark Group’s shareholders was held on July 28, 2008, at which time the Board unanimously re-elected the full, current slate of directors in its entirety.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock, which is all privately held.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each of the years in the five-year period ended April 30, 2008, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended April 30,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Income Statement Data:
Net sales	$1,028,882	$923,035	$852,371	$882,084	$787,607
Cost of sales	932,056	815,917	756,031	778,393	694,395
Gross profit	96,826	107,118	96,340	103,691	93,212
Selling, general and administrative expenses	86,465	82,548	78,617	85,144	87,086
Restructuring and impairment costs (1)	2,512	708	2,562	1,710	11,978
Operating income (loss)	7,849	23,862	15,161	16,837	(5,852)
Interest expense	28,028	27,448	26,385	25,075	16,856
Loss on extinguishment of debt (2)	—	—	—	—	10,824
Loss from continuing operations before income taxes	(17,537)	(464)	(10,204)	(2,112)	(32,594)
Income tax expense (benefit)	2,140	3,711	6,096	(999)	(16,275)
Loss from discontinued operations (net of tax) (3)	—	—	—	(59)	—
Net loss	(19,677)	(4,175)	(16,300)	(1,172)	(16,319)
Balance Sheet Data:
Cash and cash equivalents	$15,327	$11,806	$6,688	$5,692	$2,903
Working capital	81,496	91,060	53,074	69,574	68,308
Total assets	622,228	616,102	583,207	602,785	607,775
Total debt	299,985	290,134	281,001	257,317	255,789
Temporary and permanent equity (4)	127,739	145,847	146,097	164,577	170,675
Other Financial Data
Capital expenditures	20,591	19,959	20,196	18,732	23,976
Depreciation and amortization	34,709	34,478	34,100	32,862	31,524

(1)	Represents costs associated with permanent closure of locations and the non-cash impairment of fixed assets. See Note 10 to consolidated financial statements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(2)	Part of the March 12, 2004 cost to refinance the Company includes extinguishment of debt, which is comprised of $9.9 million for a make-whole payment to prior lenders and $0.9 million of deferred financing costs related to the prior debt.

(3)	Includes a loss on the sale of the assets of a cogeneration plant in fiscal 2005.

(4)	See Notes 12 and 18 to the consolidated financial statements for a discussion of certain of our repurchase obligations with respect to our common stock and the resulting classification of the redemption value thereof as temporary equity. Also see Note 14 in relation to adoption of Financial Accounting Standard 158 on April 30, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1912, The Newark Group, Inc. is an integrated producer of 100% recycled paperboard and paperboard products. Primarily, we manufacture core board, folding carton (predominantly uncoated) and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are a major North American producer of tubes, cores and allied products, and are a leading producer of laminated products and graphicboard in both North America and Europe. We also collect, trade and process recovered paper in North America and believe that we are among the six largest competitors in this industry. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. We have nearly 7,000 active customers and no single customer accounted for more than 3.6% and 3.2% of our sales in 2008 and 2007, respectively.

We operate in three reportable segments—Paperboard, Converted Products, and International—and our products are categorized into five product lines: (i) recovered paper; (ii) 100% recycled paperboard; (iii) laminated products and graphicboard; (iv) tubes, cores and allied products; and (v) solidboard packaging. In our Paperboard segment, we handle recovered paper and manufacture grades of recycled paperboard which are used in the production of folding cartons, rigid boxes, tubes, cores and other products. In our Converted Products segment, we convert paperboard into tubes, cores and allied products, solidboard packaging and products used for book covers, game boards, jigsaw puzzles and loose-leaf binders. In our International segment, which consists of a vertically integrated network of facilities in Europe, we produce 100% recycled paperboard, laminated products, graphicboard and solidboard packaging, primarily for the European market. For the fiscal year ended April 30, 2008, sales within the Paperboard, Converted Products and International segments represented 51%, 28% and 21% of total sales, respectively.

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

Sales volumes are impacted by the very competitive environment in which we operate. Overcapacity continues to plague the paperboard industry as it has over the better part of the last decade, and although there has been capacity taken off-line by industry-wide mill shutdowns over that same period, we believe there is still overcapacity remaining. In September 2005, we announced the closure of our Natick, Massachusetts mill, which represented the sixth mill we have closed since 2001. As a result of these closures and a shift of business to other mills, our paperboard mills’ capacity utilization rate has risen from a low of 89% in 2002 to 93% in 2008. Our utilization rate in 2008 was slightly less than the 95% we experienced in 2007 due to the slowdown in the US economy. Our capacity utilization rate in 2006 was 94%, and was partially affected by our loss of twenty machine days of production in our southeastern US mill due to Hurricanes Dennis and Katrina. On May 20, 2008, to further bring production capacity in line with customer demand, we announced the shutdown of one of two paper machines at our mill in Santa Clara, California, effective 60 days from the announcement date. This shutdown is expected to result in annual fixed-cost savings of at least $3.2 million. Additionally, two other mills will permanently close effective 60 days from announcement date: one in Haverhill, Massachusetts, which was announced on June 30, 2008 and one in Bennington, New York, which was announced on July 1, 2008. The closure of these two mills is expected to result in annual earnings improvement of approximately $10.0 million.

Recovered paper is our most significant raw material. Historically, the cost of recovered paper has fluctuated significantly due to market and industry conditions. Our 2008 average North American recovered paper cost per ton of paperboard produced was $156 per ton, 27% higher than $123 per ton in the prior fiscal year and

THE NEWARK GROUP, INC. AND SUBSIDIARIES

45% higher than $108 per ton in fiscal 2006. The dramatic rise in recovered paper costs is not limited to North America, as the average recovered paper cost per ton of paperboard produced in our international mills was €120 in 2008, 27% higher than €95 in 2007 and 54% higher than €78 in 2006. Factoring in the effects of exchange rates, our recovered paper cost per ton of paperboard produced in our international mills was $173 per ton in 2008, 41% higher than $123 per ton in 2007 and 84% higher than $94 per ton in 2006. The major contributing factor to the increases in both our North American and European recovered paper costs is the escalating demand for recovered paper by China.

Freight charges, incurred on both the products we deliver and the products we receive, are a material cost for us. Freight charges in 2008 for products we sold were $99.9 million, a 3% increase over $97.0 million in 2007 but essentially the same as the $99.7 million total for 2006. The continued escalation of diesel costs and more stringent delivery regulations have been the driving forces behind the escalating freight costs.

Energy, which consists of natural gas, electricity and fuel oils used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. The average energy cost in our North American mill system was $90 per ton of paperboard produced in each of 2008 and 2007, 2% higher than $88 per ton in 2006. These costs, however, are significantly greater than the $43 per ton we experienced in 2000. These elevated cost levels are primarily due to overall increases in natural gas, fuel oil and electricity prices, partly the result of growing worldwide demand. We expect that prices may remain at these elevated levels in response to conditions in the Middle East, natural gas shortages in the United States, the relationship of the price of natural gas to surging crude oil prices and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by sometimes utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. The recent stability of our North American energy costs is partially attributable to our natural gas hedging program, the purpose of which is to protect the Company from rising energy prices. We had various hedges in place through 2008 and 2007 that settled out of the money primarily due to mild hurricane seasons, whereas the hedges that settled in 2006 were well in the money. Energy costs in Western Europe, particularly relating to natural gas, began to rise significantly in the fourth quarter of our fiscal 2006 and continued to rise through the early parts of our 2007 fiscal year before leveling off; costs remained relatively stable throughout 2008. These elevated energy costs of 2007 and 2008, which were €58 per ton of paperboard produced in each year, continue to have a negative impact on the operating results in our International segment. Per-ton energy costs in 2006 were €40, 43% less than 2007. On a US dollar basis, 2008 energy costs in our International segment have also increased due to the weakening of the dollar versus the Euro, where the average exchange rate for the year was USD/EUR 1.44 versus 1.29 USD/EUR in 2007.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. During the quarter ended October 31, 2005, in an effort to offset increased fuel costs, we announced a fuel surcharge on our finished products across our North American segments. This surcharge was replaced with a permanent price increase of approximately the same amount in February 2006. A price increase on all grades of coated and uncoated recycled paperboard became effective at the end of June 2006 for all North American customers and a price increase on all grades of uncoated recycled paperboard became effective for North American customers at the beginning of March 2007. Additional price increases on all grades of uncoated recycled paperboard, graphicboard, tubes, cores and other allied products were announced throughout December 2007 and January 2008. When comparing the fiscal year 2008 to 2007, average sales price for our converted products increased 7%, or $61 per ton, and average sales price on our recycled paperboard increased 6%, or $26 per ton. Further price increases were announced in July 2008 on all grades of recycled paperboard, graphicboard, tubes, cores and other allied products. Full realization of announced price increases is not always possible due to many factors, including competition and the general state of the economy.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Year Ended April 30,
(in thousands)	2008	2007	2006
Net Sales
Paperboard	$523,489	$469,949	$433,531
Converted Products	289,703	282,205	267,270
International	215,690	170,881	151,570

Total	$1,028,882	$923,035	$852,371

Cost of Sales
Paperboard	$478,725	$406,607	$378,405
Converted Products	269,408	266,020	253,808
International	183,923	143,290	123,818

Total	$932,056	$815,917	$756,031

SG&A
Paperboard	$32,409	$32,417	$32,219
Converted Products	20,061	20,200	20,153
International	17,607	14,197	12,898
Corporate	16,388	15,734	13,347

Total	$86,465	$82,548	$78,617

Restructuring & Impairments
Paperboard	$2,304	$429	$1,768
Converted Products	208	279	628
Corporate	—	—	166

Total	$2,512	$708	$2,562

Operating Income (Loss)
Paperboard	$10,051	$30,496	$21,140
Converted Products	26	(4,294)	(7,319)
International	14,160	13,394	14,853
Corporate	(16,388)	(15,734)	(13,513)

Total	$7,849	$23,862	$15,161

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended April 30,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.6	88.4	88.7
Selling, general and administration expenses	8.4	8.9	9.2
Restructuring and impairments	0.2	0.1	0.3
Operating income	0.8	2.6	1.8
Interest expense	2.7	3.0	3.1
Income tax expense	0.2	0.4	0.7
Net loss	(1.9)	(0.5)	(1.9)

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Results of Operations

Year Ended April 30, 2008 Compared to Year Ended April 30, 2007

Overview

Net Sales. Net sales for 2008 were $1,028.9 million, $105.9 million, or 12% higher than $923.0 million in 2007. Higher average sales prices across all segments were the primary driver for the increase, helped by increased volumes in our International segment, the weakening of the US dollar versus the Euro and sales from the German mill we acquired in August 2007. Partially offsetting these beneficial items were decreased volumes in our North American operations.

Cost of Sales. Cost of sales was $932.0 million in 2008, 14%, or $116.1 million, higher than $815.9 million in 2007. The largest component of this increase came from significant upswings in the cost of recovered paper per ton of paperboard produced, which rose 41% and 27% in our International and North American mills, respectively. Per-ton freight costs were 9% and 4% higher in our North American converting and our International operations, respectively. Other factors in our International segment pushing costs of sales higher were an 18% increase in energy costs per ton of paperboard produced, higher volumes, additional costs from the acquisition of a mill in Germany in August 2007 and the weakening of the US dollar versus the Euro. Mitigating the effects of these factors increasing cost of sales were lower volumes in our North American operations.

SG&A. SG&A increased 5% to $86.5 million in 2008 from $82.5 million in 2007 due to additional costs from the German mill we acquired in August 2007 and the weakening of the US dollar in relation to the Euro.

Restructuring and Impairments. Restructuring and impairment charges were $2.5 million in 2008, $1.8 million higher than in 2007. Current year charges include $1.4 million of non-cash asset impairment charges relating to the shut-down of one paper machine at one of our California locations, costs to maintain facilities shut down in prior periods and legal and professional fees incurred on certain of those facilities in the effort to monetize those assets. Prior year charges were for costs to maintain facilities shut down in prior periods. There were minimal non-cash charges in 2007.

Operating Income. Operating income in 2008 was $7.8 million, a decrease of $16.1 million, or 67%, from $23.9 million in 2007. Substantial increases in the cost of recovered paper per ton of paperboard produced, lower volumes in our North American operations and higher per-ton freight costs in both North American converting and our International operations forced operating income down, but were partially offset by higher sales prices across all segments and increased volumes in our International segment.

Paperboard

Net sales in the Paperboard segment for 2008 were $523.5 million, $53.6 million, or 11%, higher than $469.9 million in 2007, predominantly the result of realized price increases on both recovered paper sold to third parties and our recycled paperboard, which rose 31% and 6%, respectively. Partially offsetting these pricing gains was a 4% decrease in segment volume.

Cost of sales increased 18%, or $72.1 million, to $478.7 million in 2008 compared to $406.6 million in 2007, spurred primarily by a 27% rise in our cost of recovered paper per ton of paperboard produced. Cost of sales also edged higher with a 3% increase in total freight costs, but was brought down by a 2% drop in total energy costs, the result of lower mill volumes. Also affecting the increase was the net difference in reductions to costs of sales from the following non-routine transactions in 2008 and 2007: in 2008 we received $2.0 million from a state sales-tax related settlement and in 2007 we recorded a $3.3 million gain from the sales of certain air emission credits at one of our California locations and a $0.8 million gain from the sale of water rights at a different California location. The initial costs associated with these items were recorded as cost of sales, therefore these deductions are likewise recorded as cost of sales.

Restructuring costs were $2.3 million in 2008, an increase of $1.9 million from 2007, as we incurred $1.4 million of non-cash asset impairment charges relating to the shut-down of one paper machine at one of our California locations as well as legal and professional fees on facilities shut down in prior periods in an effort to monetize the assets of those locations. These costs were in addition to the recurring costs incurred to maintain these facilities. There were no non-cash impairment charges in 2007.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Our mill utilization rates decreased from 95% in 2007 to 93% in 2008.

SG&A costs were $32.4 million in each of 2008 and 2007.

Operating income for the Paperboard segment in 2008 was $10.1 million, $20.4 million less than in 2007 primarily due to the increase in the cost of recovered paper per ton of paperboard produced. Operating income was also negatively affected by lower segment volumes, though higher sales prices on both recovered paper we sell to third parties and our recycled paperboard partially offset these decreases.

Converted Products

Net sales in the Converted Products segment were $289.7 million in 2008, a $7.5 million, or 3%, increase over $282.2 million in 2007. Realized price increases of 7% were partially offset by a 5% decrease in volume

Cost of sales was $269.4 million for 2008, a 1% increase over $266.0 million in 2007. Per-ton freight and raw material paperboard costs rose 9% and 3%, respectively, but were offset by lower costs due to lower volumes.

Restructuring costs were $0.2 million in 2008, a 25% decrease from $0.3 million in 2007. Both 2008 and 2007 include costs to maintain previously shut-down facilities, while the 2007 total also includes net lease termination costs on a facility in Stockton, California. There were no non-cash asset impairment charges in 2008 and minimal charges in 2007.

SG&A essentially remained flat at $20.1 million in 2008 compared to $20.2 million in 2007, a less than 1% decrease.

The Converted Products segment essentially broke even in 2008 compared to having an operating loss of $4.3 million in 2007, the result of realized pricing gains and slightly lower restructuring and SG&A costs more than offsetting higher raw material and freight costs.

International

Net sales in the International segment increased 26%, or $44.8 million, in 2008 to $215.7 million from $170.9 million in 2007. Volumes in our converting operations increased 11%. Excluding the German mill we acquired in August 2007, mill volume rose 3%. Average sales price on our paperboard and converted products were 15% and 10% higher, respectively. The US dollar weakened 11% versus the Euro when comparing average exchange rates for the year, further adding to the increase in net sales. The mill we acquired in Viersen, Germany, in August 2007 accounted for $4.4 million of the increase in net sales. Excluding the effects of foreign currency exchange rates, average sales price for our recycled paperboard increased 3% while the average price for our converted products decreased 1%.

Cost of sales for 2008 was $183.9 million, an increase of 28%, or $40.6 million, compared to $143.3 million in 2007. The main driver to the increase was a 41% (27% on a Euro basis) surge in the cost of recovered paper per ton of paperboard produced. Energy and freight costs per ton also contributed to the elevated levels of cost of sales, rising 18% and 4%, respectively. Further adding to the increase were the weakening of the US dollar versus the Euro and the increased volumes, as noted above, while the German mill we acquired in August 2007 accounted for $4.2 million of the total increase in cost of sales. Partially offsetting the above increases was a $1.8 million non-routine reduction to cost of sales resulting from the receipt of insurance proceeds on equipment.

SG&A expenses rose 24% in 2008 to $17.6 million, up from $14.2 million in 2007. The German mill we acquired in August 2007 accounted for 32% of the increase, with the remainder the result of the 11% weakening of the US dollar versus the Euro. SG&A costs were flat on a Euro basis, excluding the acquired German mill.

Operating income for the International segment was $14.2 million in 2008, 6% higher than $13.4 million in 2007. Increased volumes and sales prices for both our paperboard and converted products, along with the weaker US dollar, more than offset the significantly higher cost of recovered paper per ton of paperboard produced and increased per-ton freight and energy costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Corporate

Unallocated corporate expense was $16.4 million in 2008, $0.7 million, or 4%, higher than $15.7 million in 2007, due to higher employee relocation and compensation costs, as well as higher professional fees.

Other (Expense) Income

Interest expense increased to $28.0 million in 2008 from $27.4 million in 2007 primarily due to an increase in our average outstanding borrowings, which rose to $295.1 million in 2008 from $285.6 million in 2007.

Excluding interest expense, Other income - net decreased from $3.1 million in 2007 to $2.6 million in 2008. Interest income rose to $1.1 million, predominantly from $0.8 million received as part of a sales tax settlement, but was offset by a $0.4 million decrease in earnings from equity affiliates and a $0.9 million decrease in other income/expense due to unfavorable changes in foreign currency exchange rates.

Income Tax Expense

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state taxes. When comparing the years ended April 30, 2008 and 2007, the foreign effective tax rate decreased from 30% to 28%, primarily due to an increase in tax credits available to the Company’s Spanish subsidiary. Pre-tax income from foreign jurisdictions has increased approximately $0.4 million to $11.5 million when comparing these two periods and income tax expense for those jurisdictions has decreased $0.1 million. As a result of US losses, we have recorded a full valuation allowance against our domestic net deferred tax assets.

Net Income (Loss)

Our net loss for 2008 was $19.7 million compared to a loss of $4.2 million in 2007. The dramatic rise in the cost of wastepaper per ton of paperboard produced in both our North American and European mills and lower North American volumes more than offset the realization of price increases across all segments and a decrease in overall income tax expense.

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

SG&A. SG&A increased to $82.5 million in 2007, a 5% increase over the $78.6 million in 2006. Higher professional fees and compensation, along with the weakening of the US dollar in relation to the Euro, accounted for the increase.

Restructuring and Impairments. We incurred $0.7 million of restructuring charges in 2007, a 72% decrease from $2.6 million in 2006. Fiscal 2007 charges reflected costs to maintain facilities shut down in prior periods, while approximately half of the 2006 charges related to the closing of our Natick, Massachusetts mill which

THE NEWARK GROUP, INC. AND SUBSIDIARIES

was announced in September 2005. The remainder of the 2006 charges was attributable to costs to exit previously shut down facilities. Of the $2.6 million total in 2006, approximately $0.9 million was non-cash impairment charges on fixed assets; there were minimal such charges in 2007.

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

Restructuring costs decreased 76% in 2007 to $0.4 million from $1.8 million in 2006. Fiscal 2007 charges mainly related to the maintenance and dismantling of facilities closed in prior years while the majority of 2006 charges related to the closing of our Natick, Massachusetts mill which was announced in September 2005. Included in the $1.8 million charge for 2006 was $0.6 million of non-cash impairment charges related to the Natick mill; there were no such impairment charges in 2007.

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

Restructuring costs decreased 56% to $0.3 million in 2007 from $0.6 million in 2006. Fiscal 2007 charges were made up of net lease termination costs on a facility in Stockton, CA as well as the costs to maintain previously shut-down facilities, whereas the majority of prior year charges reflect dismantling and impairment charges for a facility which ceased operations in a prior year. Non-cash asset impairment charges in 2007 were minimal but were $0.3 million in 2006.

SG&A remained flat from 2006 to 2007 at $20.2 million.

Operating income improved 41%, or $3.0 million, from a loss of $7.3 million in 2006 to a loss of $4.3 million in 2007. Increases in sales price and volume, along with lower restructuring costs, more than offset the increased raw material paperboard and freight costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

International

Net sales in the International segment were $170.9 million in 2007, $19.3 million, or 13% higher than the $151.6 million of sales in 2006. The 8% weakening of the US dollar versus the Euro accounted for a large part of the increase, with spot rates changing from 1.24 USD/Euro to 1.37 USD/Euro as of April 30, 2006 and 2007, respectively. Adding to the rise in net sales were sales price increases of 16% and 9% in our mill and converting operations, respectively, though mill volume decreased 2% while converting operations volume dropped 1%. Excluding the effects of changes in foreign currency exchange rates, sales prices increased 9% in our mills and 2% in our converting operations.

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

Corporate

Unallocated corporate expense increased to $15.7 million in 2007, a $2.2 million, or 16%, increase from $13.5 million in 2006. The majority of the increase was due to higher compensations costs, with the remainder attributable to higher professional fees and legal settlements.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Capital Expenditures. Our total capital expenditures were $20.6 million, $20.0 million and $20.2 million in fiscal 2008, 2007 and 2006, respectively. We expect fiscal 2009 capital expenditures to be under $25.0 million.

Borrowings

At April 30, 2008, total debt (consisting of current maturities of debt, our asset-based and credit-linked facilities, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in millions):

April 30, 2008
9 3/4 % Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	27.3
Term loan	15.0
Industrial Revenue Bonds (“IRBs”)	65.3
Other (1)	17.4

Total debt	$300.0

(1)	See Note 7 to the accompanying consolidated financial statements for the components of this total.

In July 2007, our International subsidiary entered into a five-year senior loan in the amount of €5.0 million. Borrowings under this loan bear a variable interest rate of EURIBOR plus 0.75%. Principal and interest payments are required every six months at which point the variable interest rate is reset.

On March 9, 2007, (i) we entered into an asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations, and (ii) we and our domestic subsidiaries entered into a six-year credit-linked facility whereby the credit-linked lenders provided to us a $15.0 million term loan, a $75.0 million credit-linked letter of credit facility, and other financial accommodations. Under the agreement referred to in (i) above, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain real property, and (b) guaranteed the obligations, under this facility, of our international subsidiary. Under the agreement referred to in (ii) above, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. Pursuant to the amendment to the credit-linked facility dated August 12, 2008 (see Note 22 to the accompanying consolidated financial statements), term loan borrowings under this facility bear interest at a rate of prime plus 5.5% or an Adjusted Eurodollar rate (as defined) plus 6.5%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan.

The facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10.0 million, we must achieve a Fixed Charge Coverage Ratio, as defined in that agreement, of not less than 1.0 to 1.0 and (b) the Senior Leverage Ratio, as defined and as amended on August 12, 2008, for each twelve-month period ending as of each of the following fiscal quarter ends shall be less than or equal to 4.75 to 1.0 at July 31, 2008, 4.50 to 1.0 at October 31, 2008, 3.50 to 1.0 at January 31, 2009 and 3.0 to 1.0 at April 30, 2009 and thereafter. At April 30, 2008, the Company was in compliance with all financial covenants.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2009	$6.0
2010	4.7
2011	4.8
2012 (1)	32.3
2013 (2)	19.1
Thereafter	233.1

$300.0

(1)	Includes $27.3 million due under the asset-based credit facility.

(2)	Includes $15.0 million due under the term loan.

We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income at that point, $0.2 million, will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At April 30, 2008 and 2007, the fair value of the 2001 Swaps represented a liability of $13.1 million and $14.8 million, respectively. During the quarter ended July 31, 2007, in relation to a second intercompany loan with our European subsidiary, we entered into another swap agreement, that was not designated as a hedge, which represented a liability of $3.6 million as of April 30, 2008.

Additionally, at varying times, we utilize energy and raw material price hedges in our efforts to manage costs. At April 30, 2008 we did not actively employ any of these hedges.

Cash Flow

Net cash provided by operating activities

In the fiscal years ended April 30, 2008 and 2007, we generated cash from operating activities of $26.5 million and $11.6 million, respectively. The increase was primarily the result of: (i) an $18.5 million increase in accounts payable and accrued expenses resulting from significant increases in raw material, energy and freight costs, (ii) a $14.2 million positive change in accounts receivable principally due to improved collections, (iii) $5.1 million less paid out on the settlement of natural gas hedging contracts and (iv) $1.9 received from the surrender of a life insurance policy partially offset by (i) an $18.0 million negative change in net earnings after backing out a $1.8 million gain from the receipt of insurance proceeds on equipment, (ii) $1.3 million fewer dividends received from equity investments in affiliates, (iii) $1.2 million of additional prepaid insurance and maintenance costs and (iv) $2.1 million less received in 2008 related to non-routine cost reductions from a state sales tax settlement in 2008 and the sales of air emission credits and water rights in 2007.

Net cash used in investing activities

In the fiscal years ended April 30, 2008 and 2007, we used $21.1 million and $19.8 million in cash, respectively, in investing activities. The increase in cash used is mainly comprised of $1.9 million fewer proceeds from the sale of assets, $0.6 million in additional capital expenditures, a $0.3 million increase in restricted cash and $0.2 million in additional acquisition costs, partially offset by a $1.8 million increase in insurance proceeds on equipment.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net cash provided by financing activities

In 2008, we used $2.2 million in financing activities whereas in 2007, financing activities provided $14.3 million of cash. This $16.5 million swing was primarily the result of a $15.2 million decrease in changes in cash overdrafts, and was also affected by a $3.7 million decrease in net borrowings and $0.3 million more spent in the acquisition of treasury stock. Additionally, there were no deferred financing costs paid in 2008 though we paid $2.8 million of such costs in 2007.

Contractual Obligations

The following table (in millions) summarizes our significant contractual obligations as of April 30, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under Generally Accepted Accounting Principles.

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years
Long-term obligations (1)	$300.0	$6.0	$9.5	$51.4	$233.1
Interest payment obligations (2)	142.3	22.9	45.3	42.2	31.9
Employee stock ownership plan	22.2	2.0	3.0	1.8	15.4
Operating leases (3)	23.0	6.4	9.7	5.5	1.4
Purchase Commitments	15.4	8.0	4.0	1.5	1.9

(1)	See Note 7 to our consolidated financial statements.

(2)	Represents estimates based upon current interest rates.

(3)	See Note 11 to our consolidated financial statements.

Off-balance Sheet Arrangements

At April 30, 2008, we were not a party to any agreements with, or commitments to, any special-purpose entities that would constitute material off-balance sheet arrangements other than the letters of credit described in Note 7 of the attached consolidated financial statements.

Seasonality

Certain of our products are used by customers in the packaging of food products, primarily fruits and vegetables. Due principally to the seasonal nature of certain of these products, sales of our products to these customers have varied from quarter to quarter. Natural disasters such as hurricanes, tornadoes, fires, ice storms, wind storms, floods and other weather conditions may materially and adversely affect our business and our earnings. In addition, poor weather conditions that reduce crop yields of packaged food products and reduced customer demand for food containers can adversely affect our revenues and our operating results. The sales volumes of certain of our converted products can also vary from quarter to quarter, partly due to the increased production of textbooks and binders before the beginning of the school year, as well as the production of board games and other products before the start of the Christmas season. Our overall level of sales and operating profit have historically been lower in our third quarter, ended January 31, due in part to the cyclicality of the demand for our products as well as closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays.

Inflation

Increases in raw material and energy prices have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner

THE NEWARK GROUP, INC. AND SUBSIDIARIES

that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the year ended April 30, 2008.

Revenue Recognition

In accordance with generally accepted accounting principles in the Unites States, we recognize revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed and determinable and collectibility is reasonably assured. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. Net sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience, and are provided for in the same period as the related revenues are recorded. We account for shipping and handling costs as a component of Cost of goods sold; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Pension

Our defined benefit pension plans are accounted for in accordance with Financial Accounting Standard (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” and FAS No. 87, “Employers’ Accounting for Pensions”, as amended. The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. The discount rate is based upon the demographics of the plan participants as well as benchmarking a certain index, e.g. Citigroup Pension Liability Index. At April 30, 2008, the discount rate was raised to 6.55% from 6.00%. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.4 million. To determine our expected long-term rate of return on plan assets, we evaluated criteria such as asset allocation, historical returns by asset class, historical returns of our current pension portfolio managers and management’s expectation of the economic environment. Based upon this methodology, the expected long-term rate of return on assets was adjusted downward from 9.2% for fiscal 2007 to 8.8% for fiscal 2008. Management believes this decrease was warranted as over the past year, we have increased the portion of our portfolio invested in cash and other investments to provide for less exposure to market volatility. We regularly review our asset allocation and periodically rebalance such allocation, as well as replace certain fund managers, when we deem appropriate. As of April 30, 2008, assets were allocated as follows: 64% in equity securities, 11% in debt securities and 25% in all other. A 1% change in the expected long-term rate of return on plan assets would create an impact to the statement of operations of approximately $1.1 million. The level of compensation increase is established by management, and has the smallest direct impact, of the three assumptions, on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.3 million. Pension expense, excluding curtailment charges, was $1.9 million in 2008, $3.0 million in 2007 and $4.7 million in 2006 (see Note 14 to the consolidated financial statements). We incurred curtailment expense of $701, $107 and $520 in 2008, 2007 and 2006, respectively.

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

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts on which we have information that a customer may be unable to meet its financial obligation (e.g.,

THE NEWARK GROUP, INC. AND SUBSIDIARIES

bankruptcy), a provision is recorded at time of occurrence. For all other accounts in our International segment, customer invoices are typically reserved once the invoice remains unpaid at 180 days past due date. For all other accounts domestically, percentages are applied to all receivables based upon the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of approximately $0.5 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

Income Taxes

Pursuant to FAS 109 “Accounting for Income Taxes” (“FAS 109”), we provide for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to reverse. Deferred taxes are not provided on the undistributed earnings of foreign subsidiaries as such earnings are considered permanently reinvested.

We assess the need to record a valuation allowance, which is determined through the process of projecting our net deferred tax assets while factoring in tax planning strategies, based upon a computation of normalized earnings and the resultant expected utilization of those net deferred tax assets. Under FAS 109, a valuation allowance is required when it is more likely than not that some portion of the net deferred tax assets will not be realized. Realization is dependant upon, among other things, the generation of future taxable income and tax management strategies. If we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the net deferred tax asset would increase income.

As of April 30, 2008, we had a full valuation allowance on our deferred tax assets for US federal and state income tax purposes. We also have full valuation allowances against net assets of certain foreign jurisdictions. We will maintain such allowances until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowances on a quarterly basis.

We believe that in situations in which future realization of deferred tax assets is dependent upon taxable income from future operations, FAS 109 requires the relative significance of cumulative losses to be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of US jurisdiction net operating loss carry-forwards for the years ended April 30, 2008, 2007 and 2006, and considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided in paragraphs 24 and 103 of FAS 109.

The Company’s policy is to consider the following sources of taxable income, which may be available under the tax laws to realize a tax benefit for deductible temporary differences and carry-forwards.

•	Future reversals of temporary differences

•	Future taxable income exclusive of reversing temporary differences and carry-forwards

•	Tax planning strategies that would, if necessary, be implemented to:

•	Accelerate taxable amounts to utilize expiring carry-forwards

•	Change the character of taxable or deductible amounts from ordinary income

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Evidence available about each of those possible sources of taxable income will vary between tax jurisdictions and possibly from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, the Company’s policy is that other sources of taxable income need not be considered. For any specific jurisdiction where a history of three years of cumulative losses has occurred, the Company does not rely on projections of taxable income.

As of May 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption there was no adjustment to opening retained earnings. The Company accounts for interest costs and penalties related to income taxes as income tax expense in the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) “Business Combinations” (“FAS 141(R)”) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, of the implementation of FAS 161 may have on its consolidated financial statements.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for the Company as of May 1, 2008. The Company did not make any fair value elections and, therefore, the adoption of FAS 159 will not have an impact on the Company’s financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 has expanded the disclosure requirements for pension plans and other post-retirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required changes to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the year ended April 30, 2008, see Note 14, “Retirement Plans” for the impact of this adoption. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end is effective for the Company for the fiscal year ended April 30, 2009. As the Company currently uses April 30 as its measurement date, this change will have no effect on the Company’s consolidated financial statements when adopted for the fiscal year ended April 30, 2009.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 will become effective in two phases. Beginning May 1, 2008, the Company is required to apply the provisions of FAS 157 to financial assets and liabilities. Effective May 1, 2009, the provisions of FAS 157 will apply to all assets and liabilities. The Company is currently evaluating the affect that FAS 157 may have on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in foreign exchange rates, interest rates and the costs of raw materials and energy used in our production processes. To reduce such risks, we selectively use financial instruments.

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

Commodity Prices. The markets for our recovered paper products, particularly OCC, are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have had approximately a $19.2 million negative effect on our

THE NEWARK GROUP, INC. AND SUBSIDIARIES

operating income in 2008, although this would have been somewhat mitigated by our sale of recovered paper to third party customers. At times, we attempt to partially hedge our raw material price risk by utilizing financial hedges or buying forward contracts for some of our future raw material requirements. At April 30, 2008, we had no open raw material derivative contracts.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have had an approximate $11.0 million negative effect on our operating income in 2008. At times, we attempt to partially hedge our energy price risk by utilizing financial hedges and buying forward contracts for some of our future energy requirements. At April 30, 2008, we had no open energy derivative contracts.

Interest Rates/Cross Currency Interest Rate Swaps. We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, will be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. Despite this de-designation of an accounting hedge, the swaps continue to provide an economic hedge of the exposure to changes in the Euro to US dollar exchange rates. At April 30, 2008 and 2007, the fair value of the 2001 Swaps represented a liability of $13.1 million and $14.8 million, respectively. In 2007, we recognized a charge of $0.5 million as a result of hedge ineffectiveness related to these swap agreements. During the first quarter of fiscal 2008, in relation to a second intercompany loan with our European subsidiary, we entered into another swap agreement that was not designated as a hedge, which represented a liability of $3.6 million as of April 30, 2008. In 2008, we recognized a charge of $0.6 million from all swap activities based on mark-to-market adjustments.

We could be exposed to future changes in interest rates on our variable-rate debt, which accounts for approximately $125.0 million of all outstanding debt. Interest rate changes impact the amount of our interest payments on this variable-rate debt and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10% on this variable-rate debt, or approximately 50 basis points, it would have had approximately a $0.6 million negative effect on our income from operations in 2008.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control systems were designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of published financial statements in conformity with generally accepted accounting principles.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, it used the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in its report entitled “Internal Control-Integrated Framework.” Based on our assessment, management has determined that as of April 30, 2008, our internal control over financial reporting is effective based on those criteria. The Company believes that a system of controls, no matter how well designed and operated, cannot provide assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in internal controls over financial reporting.

The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, as of April 30, 2008:

Name	Age	Position
Robert H. Mullen (1)	55	Chief Executive Officer, President and Chairman of the Board
Edward K. Mullen(1)	85	Vice Chairman of the Board
William D. Harper	65	Senior Vice President, European Operations
Joseph E. Byrne	48	Vice President and Chief Financial Officer
David M. Ascher	55	Vice President, General Counsel and Secretary
Richard M. Poppe	53	Senior Vice President, Paperboard Mills
Philip B. Jones	59	Senior Vice President, Converted Products
Martin A. Chooljian (2)(3)(4)	78	Director
Joseph S. DiMartino (2)(3)(4)	64	Director
Benedict M. Kohl (1)(3)	76	Director
Fred H. Rohn (2)(4)	82	Director

(1)	Member of Executive Committee.

(2)	Member of Audit Committee.

(3)	Member of Compensation Committee.

(4)	Member of Nominating Committee.

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

Philip B. Jones—Senior Vice President, Converted Products—Mr. Jones joined the Newark Group as Vice President and General Manager of the Newark Paperboard Products Division Northeast Region in 1997 when

THE NEWARK GROUP, INC. AND SUBSIDIARIES

we acquired the assets of his former employer. In 1998, he was promoted to Senior Vice President of Newark Paperboard Products and in 2005, he was given additional responsibility for the BCI division and the title Senior Vice President Converting. He started his career in 1967 with a sales position for Penland Container, a division of The Clark Corporation, and left that company in 1974 as a Plant Manager. He then joined Yorktowne Papermills in York, Pennsylvania as Vice President of Operations for the Mercer Paper Tube Division until we acquired it in 1997. Mr. Jones attended York College in York, Pennsylvania. He has been a member of the Board of Directors for the Composite Can and Tube Institute since 1993, served on the Executive Committee from 1996-2002 and was President of the Institute during the 1999/2000 fiscal year.

Martin A. Chooljian—Director—Mr. Chooljian was elected to The Newark Group’s Board of Directors in 2000. Mr. Chooljian served for two years as a Procurement Officer in the United States Air Force, HQ Air Material Command with the rank of First Lieutenant from 1955-1957. His initial business experience was with Litton Industries from 1958-1964 where he rose to the position of Treasurer and Director of Administration. He then founded the Penn Corporation and was President of that organization from 1964-1986. From 1986 to the present he has been President of CH Capital Investments in Princeton, NJ. Mr. Chooljian graduated from Harvard College in 1952 with a B.A. degree. In 1954, he received an M.B.A. from the Harvard Business School. Mr. Chooljian is active as a trustee, since 1997, with the Institute for Advanced Study in Princeton, NJ. After serving as an active trustee of the McCarter Theater Foundation for ten years, he is still active as an honorary trustee.

Joseph S. DiMartino—Director—Mr. DiMartino was elected to The Newark Group’s Board of Directors in 2000. Since 1995, Mr. DiMartino has been the Chairman of the Board and a Director of The Dreyfus Family of Mutual Funds in New York City. He started his career as a bank officer in 1966 and in 1971 joined The Dreyfus Corporation as a portfolio manager. He served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Between January 1995 and November 1997, he held the position of Chairman of the Board and Director for the Noel Group, Inc. Mr. DiMartino is a 1965 graduate of Manhattan College and attended New York University’s Graduate School of Business. Mr. DiMartino is also a director of CBIZ, Inc. and SunAir Services, Inc.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Ethics is available, without charge, on our website, www.newarkgroup.com.

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

Our compensation program for our top executives (generally the chief executive officer and his eight direct reports, including the chief financial officer) is monitored and approved by the Compensation Committee of the board of directors under a committee charter approved by our board. Our Compensation Committee has not engaged any outside consultant to assist in the salary process. It does from time to time review publicly available data with respect to executive officer compensation at peer group companies. Total compensation is targeted at the middle of peer group companies. The peers are selected from manufacturers with revenues of $1 billion or less. Emphasis is placed on paper and pulp manufacturers in that range.

Our Compensation Committee deliberates without any members of management present in discussing the compensation of our chief executive officer. For all compensation decisions relating to executive officers (other than our Chief Executive Officer), the Compensation Committee considers the recommendations of our Chief Executive Officer and includes him in its discussions. Our Compensation Committee in the past has also involved outside counsel in its deliberations if needed.

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

Base salaries are reviewed annually and adjusted from time to time to realign with market levels after taking into consideration individual responsibilities, performance and experience. For fiscal 2008, due to the difficult operating environment, modest raises of 4% or less were granted to our named executive officers, and our market review was limited.

(iv)	Cash Incentive Bonuses

To promote Company goals and add a level of pay for performance, our executives are eligible to receive cash incentive bonuses. Our incentive bonus plan is based on the Company’s financial performance measured by EBITDA as defined in that plan on a rolling four quarter basis and paid quarterly. The named executives and other key managers (approximately 100 employees overall participate in the plan) receive a cash bonus percentage of salary based on two EBITDA targets. The higher target is generally 16.6% above the base EBITDA target. Since the plan was put in place in fiscal 2004, the Company has achieved the base target on five quarterly measurement dates, but has never met the higher target. For fiscal 2008, we achieved the base target in ONE quarter. On an annual basis, the Chief Executive Officer can receive 40% of his base salary if the base target is achieved for each of the four quarterly measuring periods, and 80% of base salary if the higher target is achieved. For the other named executive officers, the bonuses are 25% of base salary for the base target and 50% of base salary for the higher target. For other managers, the percentages of base salary that may be earned are less. We believe having all manager level employees participating in the same bonus plan promotes teamwork and cooperation among our employees.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company does not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to the financial statements, other than the penalties provided by law.

(v)	Equity Compensation

We believe that equity awards can help in aligning officer and employee interests with the long term good of the Company, although, because the Company’s equity is privately held, we believe that equity grants are less of an incentive for our Company than in the public company setting. The named executives can receive equity grants under two distinct plans, although there were no grants under either of these plans in fiscal 2008 to any of the named executive officers. The Company’s Stock Appreciation Rights plan includes the named executives and some of the same other key managers who are eligible to participate in the bonus program. Rights to the appreciation in value of a number of the Company shares can be granted, which vest over three years, and expire at five years. Pricing is based on the annual valuation performed for our Employee Stock Ownership Plan (the “ESOP”). When Stock Appreciation Rights are granted, the employee can elect to be paid over time after the five-year period, or defer payment until retirement, with interest at market.

The named executives have also received stock option grants from time to time. These options vest over nine years and expire at ten. These options are for actual shares of Company stock. Options are granted at the then current share value as determined annually by the Company’s appraisal process as detailed in the ESOP. These options also include a tandem Stock Appreciation Right feature to allow payout of over time. At expiration a participant elects to receive cash or stock.

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

Our executive officers do not receive automobiles nor an automobile allowance. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure. However, we recently adopted a plan to provide limited reimbursement of personal legal and accounting fees for key executives. No amounts have yet been paid under such plan.

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

The Compensation Committee Martin A. Chooljian Joseph S. DiMartino Benedict M. Kohl

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Summary of Compensation

The following table, which should be read in conjunction with the explanation above, provides certain compensation information concerning our Chief Executive Officer, Chief Financial Officer and our three most highly-compensated executive officers (the “Named Executive Officers”), other than the Chief Executive Officer and Chief Financial Officer, for the fiscal years ended April 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option awards (1)	Non-Equity incentive plan compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Robert H. Mullen	2008	$478,318	—	$47,048	$10,187	$600	$536,153
President and Chief Executive Officer	2007	$466,172	—	$139,996	$56,004	$600	$662,772
Joseph E, Byrne	2008	$297,278	—	$18,625	$9,420	$600	$325,923
Vice President and Chief Financial Officer	2007	$288,733	—	$54,249	$36,148	$600	$379,730
Edward K. Mullen	2008	$400,008	—	$25,001	—	$600	$425,609
Vice Chairman of the Board	2007	$400,008	—	$75,003	—	$600	$475,611
William D. Harper	2008	$362,233	—	$22,416	$46,203	$600	$431,452
Senior Vice President	2007	$351,683	—	$66,595	$78,783	$600	$497,661
Richard M. Poppe	2008	$338,130	—	$21,133	$4,125	$600	$363,988
Senior Vice President, Paperboard Mills	2007	$325,130	—	$60,963	$59,253	$600	$445,946

(1)	No stock options or stock appreciation rights were awarded to the above executive officers during the fiscal years ended April 30, 2008 or 2007. SARs vested for Messrs. Robert Mullen, Byrne, Harper and Poppe as to 666 share units each, however, there was no income statement effect of such vesting as these awards are “under water”. Mr. Harper received payments of $46,278 and $44,071 in 2008 and 2007, respectively, as installments payment for stock appreciation rights redeemed in April 2005 which are being paid out over five years.

(2)	Represents amounts earned under our incentive bonus plan, as described above, for meeting base targets of EBITDA.

(3)	Represents increase in present value of accumulated benefits under our defined benefit pension plan for salaried employees.

(4)	Represents contributions made by us pursuant to our 401(k) plan.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Plan-based Awards

The following table, which should be read in conjunction with the explanation above, provides certain information with respect to interests in our incentive bonus plan granted to our Named Executive Officers during the fiscal year ended April 30, 2008.

2008 GRANTS OF PLAN-BASED AWARDS

Name and Principal Position	Estimated future payouts under non-equity incentive plan awards (1)
	Threshold	Target	Maximum
Robert H. Mullen	—	$191,327	$382,654
President and Chief Executive Officer
Joseph E, Byrne	—	$74,320	$148,639
Vice President and Chief Financial Officer
Edward K. Mullen		$100,002	$200,004
Vice Chairman of the Board
William D. Harper	—	$90,558	$181,117
Senior Vice President
Richard M. Poppe	—	$84,533	$169,065
Senior Vice President, Paperboard Mills

(1)	Under our non-equity incentive plan, the Named Executive Officers above, except for the Chief Executive Officer, are eligible to earn 25% or 50% of their base salary upon the meeting of certain EBITDA limits. The Chief Executive Office is eligible to earn 40% or 80% of base salary under the plan. The actual amount earned by each of the Named Executive Officers for 2008 is reflected on the Summary Compensation Table as the Company met its target goal, but not the maximum, in one of the four quarters during fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Robert H. Mullen	1,334	666		$45.97	4/30/2010
President and Chief Executive Officer
Joseph E, Byrne	1,334	666		$45.97	4/30/2010
Vice President and Chief Financial Officer
Edward K. Mullen	—	—		—	—
Vice Chairman of the Board
William D. Harper	1,334	666		$45.97	4/30/2010
Senior Vice President
Richard M. Poppe	1,334	666		$45.97	4/30/2010
Senior Vice President, Paperboard Mills

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to option exercises and stock vesting for each of our Named Executive Officers during the fiscal year ended April 30, 2008.

OPTIONS EXERCISED

Option Awards
Name and Principal Position	Number of shares acquired on exercise	Value realized on exercise
Robert H. Mullen	—	—
President and Chief Executive Officer
Joseph E, Byrne	—	—
Vice President and Chief Financial Officer
Edward K. Mullen	—	—
Vice Chairman of the Board
William D. Harper	—	Note	(1)
Senior Vice President
Richard M. Poppe	—	—
Senior Vice President, Paperboard Mills

(1)	Mr. Harper received $46,278 in 2008, representing an installment payment on his April 2005 redemption of stock appreciation rights, issued in tandem with options, which are being paid out over five years.

Pension

The following table, which should be read in conjunction with the explanation above, shows the present value of accumulated pension benefits payable, as well as years of credited service, for each of our Named Executive Officers as at April 30, 2008.

PENSION BENEFITS

Name and Principal Position	Plan name	Number of years of credited service	Present value of accumulated benefit	Payments during last fiscal year
Robert H. Mullen President and Chief Executive Officer	Newark Salaried Employees’ Pension Plan	26	$389,986	—

Joseph E, Byrne Vice President and Chief Financial Officer	Newark Salaried Employees’ Pension Plan	20	$171,288	—

Edward K. Mullen Vice Chairman of the Board	Newark Salaried Employees’ Pension Plan	50	—	—

William D. Harper Senior Vice President	Newark Salaried Employees’ Pension Plan	23	$634,425	—

Richard M. Poppe Senior Vice President, Paperboard Mills	Newark Salaried Employees’ Pension Plan	31	$408,329	—

Compensation of Directors

During fiscal 2008, non-employee directors were paid $20,000 per year, plus $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended. Mr. Rohn, the Chairman of our audit committee, receives an additional $5,000 per year. Directors are reimbursed their expenses for attendance at such directors’ meetings, and any director who is also an employee receives no directors’ fees.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table, which should be read in conjunction with the explanation above, shows the amounts paid to non-employee directors of the Company during the fiscal year ended April 30, 2008.

DIRECTOR COMPENSATION

Name and Principal Position	Fees earned or paid in cash	Total
Martin Chooljian	$26,500	$26,500
Joseph S. DiMartino	$24,500	$24,500
Benedict M. Kohl	$24,000	$24,000
Fred H. Rohn	$31,500	$31,500

Defined Benefit Pension Plans

Our executive officers participate in our Salaried Employees’ Pension Plan in which benefits are based on the employee’s average salary in the last ten years of employment and years of service, as defined in the table below.

PENSION PLAN TABLE

ANNUAL STRAIGHT LIFE ANNUITY BENEFIT

PAYABLE AT NORMAL RETIREMENT AGE (65)

Final 10 Year Average Compensation	Years of Service
	15	20	25	30	35
$125,000	$22,318	$30,406	$38,771	$47,473	$56,487
$150,000	$27,943	$37,906	$48,146	$58,723	$69,612
$175,000	$33,568	$45,406	$57,521	$69,973	$82,737
$200,000	$39,193	$52,906	$66,896	$81,223	$95,862
$225,000	$40,543	$54,706	$69,146	$83,923	$99,012
$250,000	$40,543	$54,706	$69,146	$83,923	$99,012
$300,000	$40,543	$54,706	$69,146	$83,923	$99,012
$400,000	$40,543	$54,706	$69,146	$83,923	$99,012
$450,000	$40,543	$54,706	$69,146	$83,923	$99,012
$500,000	$40,543	$54,706	$69,146	$83,923	$99,012

NOTE: The above amounts are not subject to any further offsets.

Years of Credited Service and Current Compensation Covered for the Named Executive Officers

As of April 30, 2008

	Years of Credited Service	Current Compensation Covered for Plan Purposes
Robert H. Mullen	26	$206,000
Edward K. Mullen	50	$206,000
William D. Harper	23	$204,008
Richard M. Poppe	31	$206,000
Joseph E. Byrne	20	$186,809

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Employee Stock Ownership Plan

Effective May 1, 1985, we established an Employee Stock Ownership Plan (“ESOP”) which purchased 1,800,000 shares of our common stock. The ESOP covers all salaried employees hired prior to May 1, 1994. As of April 30, 1995, all stock of the ESOP had been allocated to the accounts of the participants and there are no additional required contributions to the ESOP. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. During the last five years, the put value has exceeded the current fair market value. The put value as of April 30, 2008 was $38.59 per share. At April 30, 2008, there were 574,602 allocated shares with an estimated redemption value of approximately $22.2 million. ESOP payments during the fiscal year ending April 30, 2008 were approximately $1.7 million. The estimated ESOP payments during the fiscal years ending April 30, 2009 and 2010 are estimated to be between $1.7 million and $2.0 million per year.

Stock Appreciation Rights

We have a non-qualifying Stock Option Plan under which we are authorized to grant 300,000 stock options in tandem with stock appreciation rights (“SARs”) to certain employees. The options and SARs vest over a nine-year period from the date of grant. Upon exercise of an option, the holder is entitled to purchase exercisable option shares at the grant price. Alternatively, upon exercise of a tandem SAR, the holder is entitled to receive cash equal to the amount by which the redemption value of our common stock on the exercise date exceeds the grant price of the related stock options. As SARs are exercised, the corresponding options are cancelled and as options are exercised the corresponding SARs are cancelled. It is expected that holders will elect to exercise the SARs once vested. As of April 30, 2008, there were 15,000 options with tandem SARs outstanding with a weighted average exercise price of approximately $47.26, of which 11,000 options with tandem SARs, with a weighted average exercise price of $46.43, were exercisable. During the year ended April 30, 2008, no options with tandem SARs were issued, exercised or forfeited, and 10,000 expired. The outstanding options with tandem SARs have exercise prices ranging from $42.72 to $49.53 per option or SAR, and have a weighted average remaining contractual life of 3.0 years.

We have a second employee stock compensation plan under which we grant SARs without options to certain employees. These SARs vest over a three-year period from the date of grant. As of April 30, 2008, there were 114,500 SARs outstanding with a weighted average exercise price of $45.74, of which 96,827, with a weighted average exercise price of $46.19, were exercisable. During the year ended April 30, 2008, 25,500 SARs with a weighted average grant price of $43.30 were issued, no SARs were exercised, 1,500 were forfeited, and 18,000 expired. The outstanding SARs have exercise prices ranging from $43.06 to $50.42 per SAR, and have a weighted average remaining contractual life of 2.2 years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2008, with respect to the beneficial ownership of our common stock by (i) each person known to us to beneficially hold five percent or more of our outstanding shares of common stock, (ii) each of our directors and each of our executive officers and (iii) all of our directors and executive officers as a group.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Unless otherwise indicated, the address of each such person is c/o The Newark Group, Inc., 20 Jackson Drive, Cranford, New Jersey 07016.

	Amount and Nature of Beneficial Ownership(1)(2)
Beneficial Owner	Shares	Percentage
Edward K. Mullen(3)	2,819,948	79.2%
The Newark Group, Inc. Employees’ Stock Ownership Plan	574,602	16.2
Robert H. Mullen	163,352	4.6
Richard M. Poppe	2,500	*
Joseph E. Byrne	—	—
Philip B. Jones	2,500	*
William D. Harper	—	—
David M. Ascher	—	—
Martin A. Chooljian	—	—
Joseph S. DiMartino	—	—
Benedict M. Kohl	—	—
Fred H. Rohn	—	—
All executive officers and directors as a group (11 persons)(2)	2,988,300	83.9%

*	Less than 1% of the issued and outstanding shares of our common stock.

(1)	Each beneficial owner’s percentage ownership of common stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 30, 2008 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 30, 2008 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	For each individual beneficial owner, does not include shares of common stock owned by The Newark Group, Inc. Employees’ Stock Ownership Plan for the benefit of such individual.

(3)	These shares of common stock are beneficially owned by Mr. Mullen or trusts for the benefit of members of his family and include 2.4 million shares held by GRATs (Grantor Retained Annuity Trusts) to which Edward K. Mullen is trustee and maintains sole voting and investment power. Robert H. Mullen has a future pecuniary interest in certain of such shares.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Stock Option Plan and Stock Appreciation Rights Plan as of April 30, 2008. These plans were our only equity compensation plans in existence as of April 30, 2008.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
Equity Compensation Plans Approved by Shareholders	—		—	—
Equity Compensation Plans Not Approved by Shareholders	589,602	(1)	$38.89	175,000

TOTAL	589,602		$38.89	175,000

(1)	See Note 12 “Employee Stock Ownership Plan” and Note 13 “Employee Incentive Plans” included in the consolidated financial statements for the year ended April 30, 2008 commencing on page F-1 in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp. (“Jackson Drive”). For the years ended April 30, 2008, 2007 and 2006, the amount paid to that company under the lease was $347,040 in each year. On October 1, 2007, the Company purchased a 50% interest in Jackson Drive from the Company’s former Chief Executive Officer (“CEO”) for $393,185 and purchased the remaining 50% of Jackson Drive from the Company’s current CEO for $393,335 in April 2008. As a result of these purchases, Jackson Drive is now a wholly-owned subsidiary and is consolidated into the Company’s financial statements (see Note 18 to the consolidated financial statements contained within this Annual Report on Form 10-K).

On August 10, 2005, the Company completed the purchase of 198,000 shares of the Company’s common stock from its former Chairman and Director. On July 5, 2005, this director exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875,000 which is being paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $787,500 plus accrued interest paid on August 18, 2005. The balance due is being paid in 40 equal and consecutive quarterly installments, with interest, which began on October 1, 2005 and will continue thereafter on the first day of the months of January, April, July and October. Interest accrues on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets (see Note 18 to the consolidated financial statements contained within this Annual Report on Form 10-K).

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2008, the potential payments under the agreement range from $0 to $2,075,040 (see Note 18 to the consolidated financial statements contained within this Annual Report on Form 10-K).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Audit Fees. Audit fees billed or expected to be billed to us by D&T for the audit of the financial statements included in our Annual Report on Form 10-K for the fiscal years ended April 30, 2008 and 2007 are approximately $1,544,000 and $1,351,000, respectively.

Audit-Related Fees. We were billed nothing and $154,000 by D&T for the fiscal years ended April 30, 2008 and 2007, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above. The 2007 fees relate to D&T’s work in connection with their annual audit of our pension plans, which are now performed by a different firm.

Tax Fees. We were billed an aggregate of $63,000 and $60,000 by D&T for the fiscal years ended April 30, 2008 and 2007, respectively, for tax services, principally advice regarding the preparation of income tax returns and tax planning.

All Other Fees. There were no fees billed by D&T in either of the fiscal years ended April 30, 2008 or 2007 other than for services referred to above.

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

10.1	The Newark Group, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.2	The Newark Group, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.3	The Newark Group, Inc. Employees’ Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.4	Purchase Agreement dated as of March 5, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.5	Registration Rights Agreement dated as of March 12, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.6	Credit Agreement, dated as of March 12, 2004, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.7	First Amendment to Credit Agreement, dated July 21, 2005, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

THE NEWARK GROUP, INC. AND SUBSIDIARIES

10.8	Stock Restriction/Purchase Agreement, dated May 1, 1980, among The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.9	Amendment to Stock Restriction/Repurchase Agreement, dated March 1, 1995, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.10	Amendment No. 2 to Stock Restriction/Repurchase Agreement, dated August 1, 2004, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.11	Death Benefit Agreement, dated November 29, 1999, among The Newark Group, Inc. and Edward K. Mullen (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.12	Asset-based Loan and Security Agreement, dated March 9, 2007, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (No. 333-118844), filed with the Commission on March 15, 2007)

10.13	Credit-linked Loan and Security Agreement, dated March 9, 2007, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (No. 333-118844), filed with the Commission on March 15, 2007)

10.14 *	First Amendment to the Asset-based Loan and Security Agreement, dated July 28, 2008, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

10.15 *	First Amendment to the Credit-linked Loan and Security Agreement, dated July 28, 2008, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

10.16 *	Second Amendment to the Credit-linked Loan and Security Agreement, dated August 12, 2008, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

14.1	The Newark Group, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

21.1	Subsidiaries of The Newark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on October 22, 2004)

31.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Financial statements for Integrated Paper Recyclers, LLC

99.2 *	Financial statements for Desperdicios De Papel Del Norte, S.L.

99.3 *	Financial statements for Papeles Allende, S.L.

99.4 *	Financial statements for Corenso Tolosana, S.A.

99.5 *	Financial statements for Etablissments Emile Llau SAS

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(c)	Separate Financial Statements of Fifty Percent or Less Owned Persons:

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

Dated: August 13, 2008

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Mullen Robert H. Mullen	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	August 13, 2008

/s/ Joseph E. Byrne Joseph E. Byrne	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2008

/s/ Edward K. Mullen Edward K. Mullen	Vice Chairman of the Board	August 13, 2008

/s/ Martin A. Chooljian Martin A. Chooljian	Director	August 13, 2008

/s/ Joseph S. DiMartino Joseph DiMartino	Director	August 13, 2008

/s/ Benedict M. Kohl Benedict M. Kohl	Director	August 13, 2008

/s/ Fred H. Rohn Fred H. Rohn	Director	August 13, 2008

THE NEWARK GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

The Newark Group, Inc.

Cranford, New Jersey

We have audited the accompanying consolidated balance sheets of The Newark Group, Inc. and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, permanent stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Newark Group, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, The Newark Group, Inc. changed its method of accounting for its pension plans as of April 30, 2008 as a result of adopting Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

August 13, 2008

-F1-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2008 AND 2007

(Dollars in Thousands, Except Share Data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,327	$11,806
Accounts receivable (less allowance for doubtful accounts and sales returns and allowances of $3,912 and $5,241, respectively)	132,573	128,125
Inventories	83,318	75,266
Other current assets	8,092	18,685
Assets held for sale	900	755

Total current assets	240,210	234,637
RESTRICTED CASH	141	12
PROPERTY, PLANT AND EQUIPMENT – NET	294,218	295,534
GOODWILL	53,130	48,945
LONG-TERM INVESTMENTS	22,011	18,481
OTHER ASSETS	12,518	18,493

TOTAL ASSETS	$622,228	$616,102

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,366	$104,788
Current maturities of debt	5,977	10,878
Income taxes and other taxes payable	3,644	2,983
Accrued salaries and wages	14,711	14,319
Other accrued expenses	11,016	10,609

Total current liabilities	158,714	143,577
SENIOR DEBT	114,035	99,118
SUBORDINATED DEBT	179,973	180,138
DEFERRED INCOME TAXES	8,113	8,040
PENSION OBLIGATION	10,113	18,766
SWAP OBLIGATION	16,653	14,775
OTHER LIABILITIES	6,888	5,841

Total liabilities	494,489	470,255

COMMITMENTS AND CONTINGENCIES (Note 11)
TEMPORARY EQUITY - COMMON STOCK, SUBJECT TO PUT RIGHTS, (574,602 and 614,851 shares, respectively)	22,174	26,617

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	166,588	181,822
Accumulated other comprehensive income (loss)	2,778	(534)
Treasury stock, 2,444,597 shares and 2,404,348 shares, respectively, at cost	(64,235)	(62,492)

Total permanent stockholders’ equity	105,565	119,230

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$622,228	$616,102

See notes to consolidated financial statements

-F2-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
NET SALES	$1,028,882	$923,035	$852,371
COST OF SALES	932,056	815,917	756,031

Gross profit	96,826	107,118	96,340

OPERATING EXPENSES:
Selling, general and administrative	86,465	82,548	78,617
Restructuring and impairments	2,512	708	2,562

Total operating expenses	88,977	83,256	81,179

OPERATING INCOME	7,849	23,862	15,161

OTHER (EXPENSE) INCOME:
Interest expense	(28,028)	(27,448)	(26,385)
Interest income	1,103	233	291
Equity in income of affiliates	1,784	2,190	1,652
Other income (expense) – net	(245)	699	(923)

Total other expense	(25,386)	(24,326)	(25,365)

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(17,537)	(464)	(10,204)
INCOME TAX EXPENSE	2,140	3,711	6,096

NET LOSS	$(19,677)	$(4,175)	$(16,300)

See notes to consolidated financial statements

-F3-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,677)	$(4,175)	$(16,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,709	34,478	34,100
Impairment of assets	1,408	40	901
Gain on insurance proceeds on equipment	(1,882)	—	—
Loss (gain) on sale of property, plant and equipment	55	(832)	508
Equity in income of affiliates	(1,784)	(2,190)	(1,652)
Loss (gain) on derivative activities	607	536	(107)
Proceeds from dividends paid by equity investments in affiliates	934	2,205	924
Deferred income tax expense (benefit)	(194)	999	(1,742)
Changes in assets and liabilities excluding the effects of acquisitions:
Decrease (increase) in accounts receivable	2,153	(12,041)	6,391
Increase in inventories	(3,889)	(4,465)	(7,577)
Decrease (increase) in other current assets	27	(127)	(4,303)
(Increase) decrease in other assets	(100)	226	8,066
Increase (decrease) in accounts payable and accrued expenses	19,799	1,282	(9,909)
(Decrease) increase in other liabilities	(5,656)	(4,324)	13
Other	—	—	165

Net cash provided by operating activities	26,510	11,612	9,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance on equipment	1,882	108	—
Acquisition costs	(2,505)	(2,247)	—
Capital expenditures	(20,591)	(19,959)	(20,196)
Proceeds from sale of property, plant and equipment	211	2,139	1,175
(Increase) decrease in restricted cash	(129)	121	(3)

Net cash used in investing activities	(21,132)	(19,838)	(19,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(19,735)	(28,952)	(3,538)
Proceeds from long-term debt	23,957	36,894	19,281
Deferred financing costs	—	(2,802)	—
Changes in cash overdraft	(4,638)	10,589	(964)
Purchase of treasury stock	(1,743)	(1,439)	(927)

Net cash (used in) provided by financing activities	(2,159)	14,290	13,852

EFFECT OF EXCHANGE RATE CHANGES ON CASH	302	(946)	(3,310)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,521	5,118	996
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,806	6,688	5,692

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,327	$11,806	$6,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$28,430	$26,784	$26,584

Income taxes:
Paid	$2,519	$3,405	$3,407

Purchases of property, plant and equipment included in accounts payable	$1,960	$1,709	$889

Note issued in connection with stock repurchase	$—	$—	$7,875

Non-cash change in temporary equity value	$(2,700)	$(145)	$1,705

See notes to consolidated financial statements

-F4-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2006, 2007 AND 2008

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE MAY 1, 2005	$126,159	$(12,354)	$(52,251)	$190,330	$374	$60
Net loss	(16,300)	—	—	(16,300)	—	—	$(16,300)
Change in temporary equity subject to put rights	2,797	—	—	2,797	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of taxes of $205)	307	307	—	—	—	—	307
Minimum pension liability adjustments (net of taxes of $3,969)	5,954	5,954	—	—	—	—	5,954
Change in fair value of cash flow hedges (net of taxes of $131)	196	196	—	—	—	—	196
Purchase of treasury stock, at cost	(927)	—	(8,802)	7,875	—	—	—

BALANCE APRIL 30, 2006	118,186	(5,897)	(61,053)	184,702	374	60	$(9,843)

Net loss	(4,175)	—	—	(4,175)	—	—	$(4,175)
Change in temporary equity subject to put rights	1,295	—	—	1,295	—	—	—
Other comprehensive income (loss), net of zero tax effects:
Unrealized gains on marketable securities available for sale	14	14	—	—	—	—	14
Minimum pension liability adjustments	(2,234)	(2,234)	—	—	—	—	(2,234)
Foreign currency translation adjustments	6,336	6,336	—	—	—	—	6,336
Change in fair value of cash flow hedges	1,247	1,247	—	—	—	—	1,247
Purchase of treasury stock, at cost	(1,439)	—	(1,439)	—	—	—	—

BALANCE APRIL 30, 2007	119,230	(534)	(62,492)	181,822	374	60	$1,188

Net loss	(19,677)	—	—	(19,677)	—	—	$(19,677)
Change in temporary equity subject to put rights	4,443	—	—	4,443	—	—	—
Other comprehensive income (loss), net of zero tax effects unless otherwise noted:
Unrealized gains on marketable securities available for sale	(33)	(33)	—	—	—	—	(33)
Minimum pension liability adjustments	13,913	13,913	—	—	—	—	13,913
Adjustment pursuant to FAS 158 adoption (net of taxes of $203)	(20,712)	(20,712)	—	—	—	—	—
Foreign currency translation adjustments	9,652	9,652	—	—	—	—	9,652
Change in fair value of derivative instruments	492	492	—	—	—	—	492
Purchase of treasury stock, at cost	(1,743)	—	(1,743)	—	—	—	—

BALANCE APRIL 30, 2008	$105,565	$2,778	$(64,235)	$166,588	$374	$60	$4,347

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

The accompanying consolidated financial statements have also been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is highly leveraged and has incurred a net loss for each of the three years in the period ended April 30, 2008. The Company’s 2009 operating plans would enable the Company to comply with certain debt covenants that were amended on August 12, 2008 by the credit-linked facility holders (see Note 22).

The equity method is used to account for the Company’s investment in the common stock of other companies where the Company maintains ownership between 20 and 50 percent, or has the ability to exercise significant influence over the investee’s operating and financial policies. These investments are included in long-term investments. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. All significant inter-company profits, transactions and balances have been eliminated. The following table details the Company’s investments in the common stock of unconsolidated entities:

Name	Domicile	% Holdings
Integrated Paper Recyclers, LLC	Massachusetts, USA	50.00
Subgroup Despanor, S.L.	Amorebieta, Spain	27.26
Corenso Tolosana, S.A.	Elduayen, Spain	22.68
Subgroup Papeles Allende, S.L.	Zaragoza, Spain	15.00
Tubembal, Lda.	Trofa, Portugal	20.00
Etablissments Emite Llau (*)	St. Girons, France	21.40

(*)	10.40% owned through the subgroup Despanorsa, S.L. and 11% owned through Newark San Andrés, S.L.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed and determinable and collectibility is reasonably assured. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. Net sales includes provisions for discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. The Company accounts for shipping and handling costs as a component of cost of goods sold; amounts for shipping and handling costs invoiced to customers are included in determining net sales.

Stock-based Compensation – The Company accounts for employee stock options and stock appreciation rights in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share Based Payment,” and measures its liability awards at their intrinsic value through the date of settlement (see Note 2).

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. There was no interest capitalized in 2008, 2007 or 2006.

-F6-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Income Taxes – Pursuant to FAS 109 “Accounting for Income Taxes” (“FAS 109”), the Company provides for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to reverse. Unless it is in a jurisdiction where a history of three years of cumulative losses has occurred, in establishing reserves against deferred tax assets, the Company assesses recoverability based upon operating forecasts and the resultant expected utilization of those assets. For any specific jurisdiction where a history of three years of cumulative losses has occurred, the Company does not rely on projections of taxable income but rather will look at future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies that would, if necessary, be implemented.

Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertain tax positions recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 stipulates that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained upon audit based on the technical merits of the position. The adoption of the provisions of FIN 48 required the cumulative effect of the change in accounting principle be recorded as an adjustment to opening retained earnings; upon adoption there was no adjustment to opening retained earnings. The Company accounts for interest costs and penalties related to income taxes as income tax expense in the Company’s consolidated financial statements.

Goodwill and Other Intangible Assets – Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is based on the estimated fair value of the underlying business as of November 1 of each year. There was no impairment of goodwill in 2008, 2007 or 2006.

Changes in the carrying amount of goodwill for the years ended April 30, 2008 and 2007 are as follows:

	Corporate	Paperboard Segment	International Segment	TOTAL
Goodwill Balance at April 30, 2006	$—	$19,652	$27,109	$46,761
Foreign exchange	—	—	2,184	2,184

Goodwill Balance at April 30, 2007	—	19,652	29,293	48,945
Foreign exchange	—	—	4,185	4,185

Goodwill Balance at April 30, 2008	$—	$19,652	$33,478	$53,130

Foreign Currency Translation – The functional currency of the Company’s European subsidiary is the Euro; the functional currency of its Canadian subsidiary is the Canadian Dollar. Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate while revenues and expenses are translated daily or monthly at the average exchange rate for each month. The resulting translation adjustments are made directly to accumulated other comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies other than their functional currencies, are included in earnings as they occur. The Company recognized a currency loss of $242 in 2008, a gain of $586 in 2007 and a loss of $884 in 2006 in the consolidated statements of operations. The Euro exchange rate at April 30, 2008 was $1.5609 U.S. Dollar/Euro. The Canadian Dollar exchange rate at April 30, 2008 was $0.9871 U.S. Dollar/Canadian Dollar.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $12,278 and $16,916 as of April 30, 2008 and 2007, respectively.

-F7-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Certain locations within the Company are awarded credits for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance and from time to time, the Company sells excess Nitrogen Oxide emission credits. Costs for environmental maintenance and improvement projects are recorded in Cost of sales and the gains from the sales of these credits are likewise recorded in Cost of sales. During 2007, the Company sold excess emission credits from its Paperboard segment through an open market created specifically to trade such emission credits, and recorded gains from these sales in the amount of $3,499. The Company also sold certain water rights from a location in its Paperboard segment location for a gain of $834 which was recorded in Cost of sales.

Impairment of Long-Lived Assets – The Company evaluates the recovery of long-lived assets to be “held and used” by measuring the carrying value of these assets against their fair value, which is determined by the estimated undiscounted future cash flows associated with them. Long-lived assets classified as “held for sale” are measured at the lower of their carrying amount or fair value less cost to sell. For the years ended April 30, 2008, 2007 and 2006, the Company incurred impairment charges of $1,408, $27 and $883, respectively (see Note 10).

Derivative Instruments – From time to time, the Company enters into derivative instruments with third-party institutions to hedge its exposure to interest rate, foreign currency exchange and certain energy and other raw material price risks. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded currently in earnings together with changes in the fair value of the hedged item attributable to the ineffective portion of the hedge.

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

Common Stock Subject to Put Rights – The Company reflects its maximum possible cash obligation related to securities as temporary equity to the extent conditions could exist whereby holders of these securities could demand cash. Such conditions are triggered only upon employee termination and the payments due will be made ratably over five year period (see Note 12).

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under

-F8-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) “Business Combinations” (“FAS 141(R)”) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, the implementation of FAS 161 may have on its consolidated financial statements.

In December 2007, the FASB issued FAS 141(R). FAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. FAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. FAS 141(R) further requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the effect, if any, that FAS 141(R) may have on its consolidated financial statements.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for the Company as of May 1, 2008. The Company did not make any fair value elections and, therefore, the adoption of FAS 159 will not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 has expanded the disclosure requirements for pension plans and other post-retirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required changes to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the year ended April 30, 2008, see Note 14, “Retirement Plans” for the impact of this adoption. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end is effective for the Company for the fiscal year ended April 30, 2009. As the Company currently uses April 30 as its measurement date, this change will have no effect on the Company’s consolidated financial statements when adopted for the fiscal year ended April 30, 2009.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 will become effective in two phases. Beginning May 1, 2008, the Company is required to apply the provisions of FAS 157 to financial assets and liabilities. Effective May 1, 2009, the provisions of FAS 157 will apply to all assets and liabilities. The Company is currently evaluating the affect that FAS 157 may have on its consolidated financial statements.

-F9-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

3.	INVENTORIES

Inventories consist of the following:

	April 30,
	2008	2007
Raw Materials	$33,078	$29,063
Finished Goods	46,478	42,937
Other Manufacturing Supplies	3,762	3,266

	$83,318	$75,266

4.	ACCOUNTS RECEIVABLE

	April 30,
	2008	2007
Accounts Receivable	$136,485	$133,366
Allowance for Doubtful Accounts	(3,912)	(5,241)

	$132,573	$128,125

During the years ended April 30, 2008, 2007 and 2006, the Company recorded bad debt expense of $631, $503 and $317, respectively. These amounts are included within Selling, general and administrative in the consolidated statements of operations.

5.	ASSETS HELD FOR SALE

The Company entered into a Purchase and Sale Agreement (the “Agreement”) dated August 2, 2006, for the sale of land in Natick, Massachusetts where the paperboard mill the Company closed in November 2005 is located. This facility was closed based on the need for rationalization of capacity and the near-term requirement of significant capital investment at the facility which offered little or no return. The closing of the property sale has been delayed by additional due diligence matters, but is expected to be completed within the next twelve months. The net book value of these assets is $900 and is reflected as Assets held for sale on the consolidated balance sheets.

6.	PROPERTY, PLANT AND EQUIPMENT

	April 30,
	2008	2007
Land	$26,131	$24,879
Buildings and Leasehold Improvements	118,545	111,902
Machinery and Equipment	542,430	522,226

Gross Property, Plant and Equipment	687,106	659,007
Less Accumulated Depreciation	(392,888)	(363,473)

Net Property, Plant and Equipment	$294,218	$295,534

Depreciation expense for the years 2008, 2007 and 2006 was $33,214, $32,665 and $32,136, respectively.

-F10-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

7.	LONG-TERM DEBT

	April 30,
	2008	2007
Senior Subordinated Notes 9 3/4% (1)	$175,000	$175,000
Asset-based Credit Facility (2)	27,329	18,000
Term Loan (2)	15,000	15,000
Industrial Revenue Bonds (3)	65,295	67,215
Subordinated Notes (4)	5,335	5,967
All other (5)	12,026	8,952

Total Debt	299,985	290,134
Less Current Maturities of Debt	(5,977)	(10,878)

Long-Term Debt	$294,008	$279,256

(1)	The Company has $175,000 of 9 3/4% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated debt in the consolidated balance sheets.

(2)	On March 9, 2007, the Company entered into a five-year asset-based credit agreement and a six-year credit-linked credit agreement. The credit-linked agreement was amended on August 12, 2008 (see Note 22). The asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s borrowing base), up to $25,000 of which may be used for loans directly to the Company’s International subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations. The credit-linked facility provides the Company a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. The term loan under the credit-linked facility bears interest at a rate of prime plus 1% or the Eurodollar rate plus a credit spread of 2.25%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple Industrial Revenue Bond (“IRB”) issues with the credit spread being the same as the term loan. Subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the asset-based credit facility by an amount of up to $15,000. Likewise, subject to meeting certain conditions, the Company has a one-time option prior to March 9, 2010 to increase the credit-linked facility by an amount of up to $10,000. As of April 30, 2008, the Company had a total of $75,222 in letters of credit obligations outstanding ($66,309 of which had been used to enhance the industrial revenue bonds) and $525 outstanding under the asset-based facility. Separately, under the asset-based facility, the Company had $27,329 in borrowings outstanding at rates between 4.25% and 5.86% (including letter of credit spread), and under the credit-linked facility had $15,000 outstanding on the term loan at a rate of 5.12%. The Company had $36,131 of borrowing availability under the asset-based facility at April 30, 2008. The undrawn portions of the facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%. This debt is classified in Senior Debt in the consolidated balance sheets.

(3)	The industrial revenue bonds are comprised of: Mercer IRB of $1,000, Mobile IRB of $4,115, Ohio IRB of $15,500, and Massachusetts IRBs of $44,680 as of April 30, 2008. These bonds are variable rate demand bonds, secured by letters of credit, with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 5.09% to 5.35% (including letter of credit fees) and are reset every seven days. All borrowings under these facilities are classified in Senior Debt in the consolidated balance sheets with a portion in Current maturities of debt.

(4)	The Company issued a subordinated note to a prior stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments, and is due in July 2015. As of April 30, 2008, the remaining balance on the note was $5,138. In April 2008, the Company issued an additional subordinated note for $197 in connection with its purchase of 50% of the outstanding shares of Jackson Drive Corp. (see Note 18). The debt associated with these notes is classified in Subordinated Debt in the consolidated balance sheets with a portion in Current maturities of debt.

(5)

All other includes the following from our International operations: $1,247 of discounted bills pending collection and $7,024 of a five year senior term loan. The borrowings under this five year loan bear a variable interest rate of EURIBOR plus 0.75%, or 5.15%, as of April 30, 2008. Principal and interest are due every six months, at which point the interest rate is reset. Additional borrowings by our international operations include an

-F11-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

interest-free loan for $543, which requires equal repayment amounts every six months beginning August 3, 2009. All other also includes a loan with Toronto Dominion Bank for $907, which bears interest at the rate of 5.50% (the prime rate, 4.75% as of April 30, 2008, plus 0.75%), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the consolidated balance sheets with a portion in Current Portion of Long Term Debt. All other further includes borrowings by Jackson Drive Corp. (see Note 18) for $2,305 which is secured by a mortgage on the Company’s corporate headquarters. This loan matures in July 2024 and carries a fixed interest rate of 5.625%.

Aggregate annual principal payments applicable to debt for the next five years and thereafter are as follows:

Year Ending April 30,	Total
2009	$5,978
2010	4,679
2011	4,825
2012 (1)	32,314
2013 (2)	19,136
Thereafter	233,054

$299,986

(1)	Includes $27,329 due under the asset-based facility.

(2)	Includes $15,000 due under the term loan facility.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the revolving credit facility, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined and as amended on August 12, 2008 (see Note 22), for each twelve-month period ending as of each of the following fiscal quarter ends shall be less than or equal to 4.75 to 1.0 at July 31, 2008, 4.50 to 1.0 at October 31, 2008, 3.50 to 1.0 at January 31, 2009 and 3.0 to 1.0 at April 30, 2009 and thereafter. At April 30, 2008, the Company is not aware of any instances of non-compliance with financial covenants.

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

The Company has cross-currency interest rate swap agreements with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to the Company’s International subsidiary. Effective May 1, 2007, the Company de-designated these swaps as hedges. With this de-designation, the amount in accumulated other comprehensive income at that point, $172, is to be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. At April 30, 2008 and 2007, the fair value of the swaps represented a liability of $13,070 and $14,775, respectively. During the quarter ended July 31, 2007, the Company entered into another swap agreement, in relation to a second intercompany loan with its International subsidiary, that was not designated as a hedge and represented a liability of $3,583 as of April 30, 2008. The Company has recognized charges of $607 and $536 and income of $107 within Other (expense) income – net in the consolidated statements of operations, related to derivative activities, during the years ended April 30, 2008, 2007 and 2006, respectively.

-F12-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following, net of tax:

	April 30,
	2008	2007
Foreign currency translation	$19,902	$10,250
Net unrealized gain on marketable securities	(19)	14
Net unrealized loss on derivative instruments	253	(239)
Pension liability	(17,358)	(10,559)

Net accumulated other comprehensive income (loss)	$2,778	$(534)

9.	INCOME TAXES

Income before income taxes consisted of the following:

Years ended April 30,	2008	2007	2006
United States	$(29,060)	$(11,618)	$(22,588)
International	11,523	11,154	12,384

	$(17,537)	$(464)	$(10,204)

The Company has recorded a deferred tax asset relating to operating loss carry-forwards for federal, foreign, and state purposes of $85,184 and $72,020 as of April 30, 2008 and 2007, respectively, and $4,009 and $4,489 relating to federal, state and foreign credits as of April 30, 2008 and 2007, respectively.

Federal net operating losses of $184,276 as of April 30, 2008 can be carried forward for twenty years and have expiration dates of April 30, 2023 through April 30, 2028. State net operating losses of approximately $178,095 have expiration dates ranging from April 30, 2009 through April 30, 2028. Foreign net operating losses and credits of $44,328 have expiration dates ranging from April 30, 2009 to April 30, 2023.

Realization of the net asset is dependent upon generating taxable income in future periods. Due to the uncertainty of the realization of certain of these federal, state and foreign tax carry-forwards, the Company has a valuation allowance of $42,102 as of April 30, 2008, which represents a full reserve on its domestic net deferred tax asset and a reserve on certain foreign assets. At April 30, 2007, the valuation allowance was $27,431. The increase in the 2008 valuation allowance was recorded to offset the change in the Company’s net deferred tax asset.

The components of income tax expense (benefit) are as follows:

	Year Ended April 30,
	2008	2007	2006
Current:
Federal	$(292)	$—	$581
State	162	409	92
Foreign	2,464	2,303	2,245

	2,334	2,712	2,918

Deferred:
Federal	(906)	—	(474)
State	—	—	2,337
Foreign	712	999	1,315

	(194)	999	3,178

Income Tax Expense	$2,140	$3,711	$6,096

Effective Tax Rate	12.3%	800.0%	59.7%

-F13-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The reconciliation between the statutory federal tax rate and the Company’s effective income tax rate are as follows:

	Year Ended April 30,
	2008	2007	2006
Statutory federal tax rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(4.2)	25.1	(41.3)
Foreign tax rate differential/earnings repatriation	(12.6)	(378.2)	(5.5)
Valuation allowance	54.6	927.9	129.2
Branch foreign currency gains/losses	6.6	159.4	11.7
Meals & Entertainment	1.3	51.8	2.3
Lobby	0.5	13.7	0.5
Fines and penalties	0.1	29.2	0.7
Officers’ Life	0.2	7.2	—
Other, net	0.8	(1.1)	(2.9)

Effective tax rate	12.3%	800.0%	59.7%

The components of net deferred tax asset and liability are as follows:

	April 30,
	2008	2007
Current:
Loss Carry-forwards and Credits	$—	$76
Allowance for Doubtful Accounts	395	542
Inventory Reserve	536	423
Vacation Pay Reserve	1,897	1,814
Workers’ Compensation	146	—
Other	56	288

Current Deferred Tax Asset	3,030	3,143

Non-Current:
Loss Carry-forwards and Credits	89,193	76,509
Pension Costs	9,523	7,294
Lease Escalation	290	246
Property, Plant & Equipment	387	439
Stock Appreciation Rights (SARs)	567	681
Gas Hedge	—	14
Workers’ Compensation	898	—
Other	253	264

Non-Current Deferred Tax Asset	101,111	85,447

Total Deferred Tax Assets	104,141	88,590
Valuation Allowance	(42,102)	(27,431)

Total Deferred Tax Assets, Net of Valuation Allowance	62,039	61,159

Current Liability
Property Tax	(62)	(172)
Other	(98)	—

	(160)	(172)

Non-Current Liability:
Property, Plant and Equipment	(52,034)	(53,072)
Interest Rate Swaps	(67)	(115)
Pension	(5,874)	(4,030)
Unrealized Gains/Losses on Foreign Exchange	—	(397)
Goodwill	(9,741)	(7,516)
Other	7	(84)

	(67,709)	(65,214)

Total Deferred Tax Liability	(67,869)	(65,386)

Net Deferred Tax Liability	$(5,830)	$(4,227)

At April 30, 2008, net current deferred tax assets of $1,872 and $2,207 are included in Other current assets as of April 30, 2008 and 2007, respectively. Additionally, net long term deferred tax assets of $507 and $1,606 are included in Other assets as of April 30, 2008 and 2007, respectively and net current deferred tax liabilities of $96 for 2008 are included in Other accrued expense.

-F14-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The Company provided for United States deferred income taxes on $3,822 of earnings of its foreign subsidiaries which were fully repatriated in 2007. all of the amounts repatriated were considered earnings and therefore taxable. All other foreign earnings are intended to be reinvested indefinitely. As of April 30, 2008, such earnings are $39,955.

During the year ended April 30, 2007, Spanish authorities enacted a two-tiered rate change for corporate taxpayers. The corporate income tax rate was changed from 35% to 32.5% and 30% for tax years beginning after December 31, 2006 and 2007, respectively. This change represents a tax benefit of approximately $691 during the year ended April 30, 2007.

The Company adopted the provisions of FIN 48 on May 1, 2007. Upon this adoption, the Company had $855 of gross unrecognized tax benefits ($770 net of a federal benefit for state taxes) of which $33 would affect the Company’s tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by the existing valuation allowance and the federal tax benefit related to state tax items. In addition to the unrecognized tax benefits, the Company recorded interest costs of $4 and penalties of $16 related to income taxes; these amounts remain unchanged as of April 30, 2008. Tax returns for all years from 2002 forward are subject to future examination by federal and state authorities. Tax returns for all years after 2004 are subject to examination by Spanish tax authorities. Other foreign jurisdictions are open to examination for years beginning with 2005.

Balance at May 1, 2007
Unrecognized tax benefits upon adoption	$855
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	(822)

Balance at April 30, 2008	$39

The reduction to the unrecognized tax benefits for the tax positions related to prior years is a result of the Company’s decision to report its uncertain tax positions relating to domestic issues on its April 30, 2008 tax returns. The Company expects to recognize $14 of benefit during its next fiscal year due to a lapse in the statute of limitations, and does not anticipate any other significant change to its unrecognized tax benefits within the next twelve months.

10.	RESTRUCTURING AND IMPAIRMENTS

2008 Restructuring

The Paperboard segment incurred $2,304 of restructuring and impairment charges. Of this amount, $1,408 was related to non-cash impairment charges to reduce assets to their net realizable value primarily associated with the shut-down of a paper machine at one of the Company’s California locations. The remaining $896 related to costs to exit previously shut down facilities.

The Converted Products segment incurred $208 of restructuring charges, of which $194 related to severance costs associated with rationalization within the segment. The remaining $14 related to costs to exit previously shut down facilities.

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

-F15-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

The components of the Company’s plant restructuring and other charges incurred in 2008, 2007, and 2006 are as follows:

	Paperboard	Converted Products	Corporate	Total
2008 Charges
Severance	$—	$194	$—	$194
Dismantling, Mothballing & Other	896	14	—	910
Asset Impairment	1,408	—	—	1,408

Total Charges	$2,304	$208	$—	$2,512

2007 Charges
Dismantling, Mothballing & Other	$429	$252	$—	$681
Asset Impairment	—	27	—	27

Total Charges	$429	$279	$—	$708

2006 Charges
Severance	$414	$—	$—	$414
Dismantling, Mothballing & Other	749	350	166	1,265
Asset Impairment	605	278	—	883

Total Charges	$1,768	$628	$166	$2,562

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2006 Balance	$180	$—	$180
2007 Restructuring Charges	681	—	681
Amounts Paid Against 2006 Charges	(162)	—	(162)
Adjustment of prior accruals	(18)	—	(18)
Amounts Paid Against 2007 Charges	(568)	—	(568)

April 30, 2007 Balance	113	—	113
2008 Restructuring Charges	910	194	1,104
Amounts Paid Against 2007 Charges	(113)	—	(113)
Amounts Paid Against 2008 Charges	(852)	—	(852)

April 30, 2008 Balance	$58	$194	$252

During the years ended April 30, 2008, 2007 and 2006, the Company recorded charges of $0, $13 and $18, respectively, to reduce inventories to their net realizable value. The inventory was written down to its net realizable value based upon the Company’s decision to close certain facilities. This charge is included in Cost of sales.

Within Corporate, 2006 dismantling charges represent the loss on the sale of a previously restructured facility.

-F16-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2007 (1)	Costs for the Twelve Months Ended April 30, 2008 (2)	Estimated Costs to Complete Initiatives as of April 30, 2008	Total Estimated Costs of Initiatives as of April 30, 2008
Paperboard	$16,033	$2,036	$3,000	$21,069
Converted Products	2,437	208	—	2,645

	$18,470	$2,244	$3,000	$23,714

(1)	Of the $18,470 in cumulative restructuring costs, $7,998 million were non-cash charges.

(2)	The total costs incurred in the twelve months ended April 30, 2008, $2,244, does not agree with the twelve month total charges of $2,512 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

11.	COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

Rental expense charged to operations under operating leases was $7,697, $7,065 and $6,359 in 2008, 2007 and 2006, respectively. Aggregate minimum rental commitments, primarily for manufacturing facilities, equipment and the corporate office, are as follows:

Year Ending April 30,	Total
2009	$6,365
2010	5,410
2011	4,361
2012	3,253
2013	2,304
Thereafter	1,354

$23,047

The Company enters into purchase commitments that are necessary to efficiently manage its businesses. As of April 30, 2008, these commitments require the Company to make payments of approximately $15,431 through April 2017. The majority of these commitments relate to the supply of natural gas and electricity, with the remainder relating to service providers for communications, office equipment and trash removal.

Litigation

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation and environmental claims, arising in the ordinary course of business. Although in management’s opinion the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows, in the event of one or more adverse determinations related to these issues, the impact on the Company’s results of operations could be material to any specific period.

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

The Massachusetts Attorney General’s Office had asserted that the Company, at one or more of its Massachusetts mills, exceeded permitted air emissions, failed to accurately report certain emissions, and failed to submit certain required monitoring and compliance reports. In September 2007, the Company executed an agreement to settle these

-F17-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

allegations by paying $600 and agreeing to certain injunctive relief. The $600, which was paid on November 7, 2007, had been accrued by April 30, 2007, with such amount recorded in the Selling, general and administrative line on the consolidated statements of operations.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; the Company subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of April 30, 2008 and based upon the most recent estimates for the study, the Company has expensed $759 ($71 of which was expensed in the year ended April 30, 2008), of which $429 remains accrued.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to the Company and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs, including the Company, to participate in the development and performance of this assessment. The Group, collectively, decided not to participate. Some of the members of the Group, including the Company, have been seeking additional information from the NOAA to determine whether cooperation is possible and whether or not the Group should reconsider its decision not to participate.

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

Effective May 1, 1985, the Company established an Employee Stock Ownership Plan (“ESOP”), which purchased 1,800,000 shares of Company stock. The ESOP covers all salaried employees hired prior to May 1, 1994. The ESOP is funded by the Company through contributions to the ESOP in amounts as may be determined by the Board of Directors. At a minimum there must be cash contributions for each plan year at such times and in sufficient amounts to cover all obligations of the ESOP as they come due. As of April 30, 1995, all stock of the Employee Stock Ownership Trust (the “Trust”) was allocated to the accounts of the participants and there are no additional required contributions to the Trust. Distribution of shares to settle participant account balances cannot occur until after employee termination. Initially under the plan, upon distribution, the Company had the obligation, upon participant request, to purchase the shares, in one lump sum, at a redemption value calculated as the greater of (1) the then current fair market value or (2) an amount equal to the price per share paid on December 30, 1985 increased by the cumulative increase in the book value of such shares after December 30, 1985 to the April 30 immediately preceding the date on which the participant request is delivered to the Company (the “put value”). Effective May 1, 2005, the plan was amended to require redemptions in excess of a set amount be paid over a five-year period. The put value as of April 30, 2008, 2007 and 2006 was $38.59 per share, $43.29 per share and $43.05 per share, respectively. At April 30, 2007 and 2006 the put value exceeded the current fair market value. The 2007 fair market value was determined to be $38.81 per share. The determination of the 2008 fair market value is in the process of being calculated by a third party, but management believes that the fair value will not exceed put value. During the last five years, the average annual redemptions have been $2,024. The amount paid by the ESOP in 2008 was $1,743. At April 30, 2008 and 2007, there were 574,602 and 614,851 allocated shares with a redemption value of $22,174 and $26,617, respectively. The Company classifies the redemption value, which represents its maximum obligation, as Temporary Equity on the consolidated balance sheets with an offsetting amount to retained earnings.

-F18-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Stock Option Plan

	April 30,
	2008		2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	25,000	$41.93	25,000	$41.93	25,000	$41.93
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(10,000)	33.93	—	—	—	—

Outstanding at end of year	15,000	47.26	25,000	41.93	25,000	41.93

Options exercisable at year-end	11,000	$46.43	19,000	$39.89	17,500	$39.25

Weighted-average intrinsic value of options granted during the year		$—		$—		$—

The following table summarizes information about stock options outstanding and exercisable at April 30, 2008.

Outstanding			Exercisable
Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
5,000	1	42.72	5,000	42.72
10,000	4	49.53	6,000	49.53

15,000	3.0	47.26	11,000	46.43

The Company has a second employee stock compensation plan under which it grants SARs without options to certain employees. These SARs have a remaining weighted average contractual life of 2.2 years.

Stock Appreciation Rights Plan

	April 30,
	2008		2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	108,500	$46.89	122,500	$47.04	115,000	$47.24
Granted	25,500	43.30	4,000	43.06	70,000	45.97
Exercised	—	—	—	—	(59,334)	46.14
Forfeited	(19,500)	48.94	(18,000)	47.08	(3,166)	47.36

Outstanding at end of year	114,500	45.74	108,500	46.89	122,500	47.04

SARs exercisable at year end	96,827	46.19	85,519	47.23	69,484	47.81

Weighted-average intrinsic value of options granted during the year		$—		$—		$—

In 2008, the Company recorded a reduction to compensation expense arising from all employee incentive plans of $157. For the years 2007 and 2006, the effects on compensation expense from these incentive plans were a decrease of $93 and $189, respectively.

-F19-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

14.	RETIREMENT PLANS

Effective April 30, 2008, the Company adopted FAS 158 which requires balance sheet recognition of the funded status of the Company’s defined benefit plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. Because FAS 158 prohibits retrospective application, the April 30, 2008 balance sheet and related footnote disclosures are presented in accordance with FAS 158 while the prior year’s balance sheet and footnote disclosures continue to be shown as previously reported. The impact of adopting FAS 158 on individual line items in the Company’s consolidated balance sheet is as follows:

	Before Adoption of FAS 158	Adjustments	After Adoption of FAS 158
Other assets (long-term)	$27,169	$(14,651)	$12,518
Total Assets	636,879	(14,651)	622,228
Pension Obligation	4,254	5,859	10,113
Deferred Income Taxes	8,316	203	8,113
Accumulated Other Comprehensive Income	23,490	(20,712)	2,778
Total Liabilities, Temporary Equity and Permanent Stockholders’ Equity	636,879	(14,651)	622,228

U.S. Defined Benefit Plans

The Company sponsors seven defined benefit plans covering substantially all of its employees, and made changes to two of these plans as of May 1, 2006: The Newark Group, Inc. Salaried Employees’ Pension Plan and The Newark Group, Inc. Non-Union Hourly Employees’ Pension Plan. Salaried personnel hired on or after May 1, 2006 will no longer be eligible to join the Company’s Salaried Employees’ Pension Plan, but will be eligible to participate in a defined contribution plan. Benefits for those salaried employees remaining in the Salaried Employees’ Pension Plan are based on average salary over the last ten years of employment and years of service. Non-union hourly employees hired on or after May 1, 2006 will no longer be eligible to join the Company’s Non-Union Hourly Employees’ Pension Plan but will be eligible to participate in a defined contribution plan. The defined benefit plan for non-union hourly employees hired before May 1, 2006 was frozen as of April 30, 2006 and replaced with a defined contribution plan featuring two levels of Company contributions: one matching a specified percentage of employee contributions and the second making a specified, percentage-of-wages contribution, whether or not the employee makes any contributions.

In fiscal years 2008 and 2007, six and four unionized locations, respectively, ratified changes from a defined benefit plan to a defined contribution plan upon the renewing of their labor agreements, with each defined contribution plan featuring the aforementioned two levels of Company contributions. Upon the unionized location’s switch to defined contribution plans, the benefits under their defined benefit plans were frozen and the Company recognized curtailment expense of $701, $107 and $520 in 2008, 2007 and 2006, respectively, for unrecognized prior service cost.

Pension expense, excluding curtailment expense, includes the following components:

	April 30,
	2008	2007	2006
Service cost	$3,302	$3,153	$3,924
Interest cost on projected benefit obligation	7,597	7,224	6,421
Expected gain on assets	(9,892)	(8,283)	(7,259)
Net amortization	921	883	1,664

Net pension expense	$1,928	$2,977	$4,750

Assumptions used in determining the domestic plans’ net periodic pension expense are:

	April 30,
	2008	2007	2006
Discount rate	6.00%	6.30%	5.70%
Rate of increase in compensation levels	2.50%	2.50%	2.50%
Expected rate of return on assets	8.80%	9.20%	8.75%

-F20-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth the domestic Plan’s funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2008	2007
Change in benefit obligation:
Projected benefit obligation at end of prior year	$128,538	$118,075
Service cost	3,302	3,153
Interest cost	7,597	7,224
Actuarial (gain) loss	(9,319)	4,586
Plan amendments	25	—
Benefits paid	(4,716)	(4,500)

Projected benefit obligation at end of year	125,427	128,538

Change in plan assets:
Plan assets at fair value at end of prior year	112,256	94,270
Actual gain on plan assets	1,923	10,438
Total employer contributions	7,426	12,048
Benefits paid	(4,716)	(4,500)

Plan assets at fair value at end of year	116,889	112,256

Funded status	(8,538)	(16,282)
Unrecognized net actuarial loss	N/A	24,016
Unrecognized prior service cost	N/A	2,394
Unrecognized net transition obligation	N/A	45

Net amount recognized	$(8,538)	$10,173

Amounts recognized in the consolidated balance sheets:
Other current assets	$—	$17,383
Other assets	1,091	—
Pension obligation	(9,629)	(17,769)
Accumulated other comprehensive loss	—	10,559

Net amount recognized	$(8,538)	$10,173

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$81,345	$128,537
Accumulated benefit obligation	72,888	119,851
Plan assets	71,716	112,256

Assumptions used in determining the domestic plans’ funded status are:

	April 30,
	2008	2007
Discount rate	6.55%	6.00%
Rate of increase in compensation levels	2.50%	2.50%
Expected rate of return on assets	8.80%	9.20%

Amounts in accumulated other comprehensive income loss:

April 30, 2008
Transition obligation	$22
Prior service cost	1,505
Net actuarial loss	21,980

Total	$23,507

-F21-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following amounts in accumulated other comprehensive income are expected to be recognized as components of the 2009 net expense:

Net actuarial loss	$640
Prior service cost	141
Transition obligation	2

The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2009	$5,331
2010	5,698
2011	6,110
2012	6,407
2013	6,805
2014-2018	39,871

The Company’s pension plan weighted-average asset allocations at April 30, 2008 and 2007, by asset category are as follows:

	April 30,
	2008	2007
Equity Securities	64%	66%
Debt Securities	11%	11%
Other	25%	23%

	100%	100%

The Company’s investment policy is designed to provide flexibility in the asset allocation decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. The Company’s total contributions for the years ended April 30, 2008, 2007 and 2006 were $7,425, $12,048 and $7,039, respectively. Preliminary estimates place the Company’s required contributions for its fiscal year ending April 30, 2009 at approximately $6,000. Benefits paid out of the Plan for the years ended April 30, 2008, 2007 and 2006 were $4,715, $4,500 and $4,239, respectively.

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

Foreign Defined Benefit Plans

Two of the Company’s foreign subsidiaries have defined benefit plans that cover substantially all of their employees. Benefits are based on the employees’ years of service and compensation. The Company’s foreign plan in The Netherlands is generally funded currently. Liabilities for the Company’s plan in Germany are accrued annually.

Pension expense includes the following components:

	April 30,
	2008	2007	2006
Service cost	$49	$22	$173
Interest cost on projected benefit obligation	238	158	239
Actual/Expected return on plan assets	(192)	(141)	(168)
Net amortization and deferral	—	(32)	—

Net pension expense	$95	$7	$244

-F22-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth the foreign Plans’ funded status and the amount recognized in the Company’s consolidated balance sheets as follows:

	April 30,
	2008	2007
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets
Projected benefit obligation at end of prior year	$4,746	$3,861
Foreign currency	545	321
Service cost	49	22
Interest cost	238	158
Actuarial loss/(gain)	(1,707)	466
Participants’ contributions	37	30
Benefits paid	(146)	(112)

Projected benefit obligation at end of year	3,762	4,746

Plan assets at fair value at end of prior year	4,066	3,621
Foreign currency	471	292
Actual (loss) gain on plan assets	(1,113)	157
Employer contributions	(37)	78
Employee contributions	37	30
Benefits paid	(146)	(112)

Plan assets at fair value at end of year	3,278	4,066

Funded status	(484)	(680)
Unrecognized net (gain) loss	—	(317)

Net amount recognized	$(484)	$(997)

The accrued benefit costs of $484 and $997 are reflected in the long-term pension obligation in the consolidated balance sheets for 2008 and 2007. The table below reflects a summary of the expected pension benefits to be paid over the next ten years:

Year	Expected Benefits Payments
2009	$169
2010	177
2011	175
2012	172
2013	169
2014-2018	793

Assumptions used in determining the foreign Plan’s funded status are:

	April 30,
	2008	2007
Discount Rate	6.10%	4.75%
Rate of Increase in Compensation Levels	3.50%	3.95%
Expected Rate of Return on Assets	6.10%	4.75%

-F23-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The amount included in other accumulated comprehensive income for the foreign plans, $596, relates to net actuarial gains. Of this amount, approximately $38 is expected to be recognized as part of 2009 net expense.

Foreign defined pension plan assets for the plan in The Netherlands are considered 100% invested in “Other” securities as they are invested in deposit contracts with an insurance company. Actual return on plan assets and the expected future rate-of-return on plan assets are based upon the related contractual agreement with the insurance company administering the plan. The insurance company also guarantees a certain rebate, the size of which is dependent upon the actual interest market rate. The German pension liabilities are not currently funded, but accrued annually for future payment; the total liability for these liabilities at April 30, 2008 was $11. The Company’s German mill makes annual payments of approximately $2 to an insurance company to guarantee future pension payments.

Defined Contribution Plan

The Company has defined contribution plans for substantially all US employees. Through April 30, 2006, the Company’s matching 401K contributions were determined based upon a percentage of employee contributions. Beginning May 1, 2006, for employees affected by the above noted change in defined benefit plans, Company contributions are made on two levels as described in the first paragraph of this note. For employees not affected by the change in defined benefit plans, Company contributions will continue to be computed as they have been prior to May 1, 2006. Company expenses for the years ended April 30, 2008, 2007 and 2006 were $1,623, $1,340 and $486, respectively.

15.	TREASURY STOCK

Treasury stock is acquired via related-party transactions through purchases from the ESOP plan and individual stockholders. Such transactions during the years ended April 30, 2008 and 2007 are as follows:

	Shares	Treasury Stock
Balance, April 30, 2006	2,370,920	$61,053
Purchase of Additional Shares	33,428	1,439

Balance, April 30, 2007	2,404,348	62,492
Purchase of Additional Shares	40,249	1,743

Balance, April 30, 2008	2,444,597	$64,235

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cross-Currency Interest Rate Swaps – The carrying amount reported in the consolidated balance sheets for cross-currency interest rate swaps is its fair value based on the cost to terminate the agreements at April 30, 2008 and 2007, as obtained from the counterparties.

Long-Term Debt – The fair value of the 9 3/4% Senior Subordinated Notes and Subordinated Notes are estimated based on the discounted value of future cash flows utilizing current market rates for debt of the same risk and maturity. Other variable rate debt approximates fair value because the interest rates reset periodically.

The following table compares the carrying amount to the estimated fair value for these debt instruments:

	April 30, 2008		April 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9 3/4%Senior Subordinated Notes	$175,000	$115,500	$175,000	$182,000
Subordinated Notes	$—	$—	$120	$119
Jackson Drive Mortgage	$2,305	$2,379	$—	$—

-F24-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

17.	SEGMENT INFORMATION

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

The International segment consists of facilities throughout Europe that are managed separately from North American operations. The vertical integration of this segment offers both paperboard manufacturing and converting. Through fiscal 2008, there are minimal business transactions between the North American segments (Paperboard and Converted Products) and the International segment.

The Company evaluates performance and allocates resources based on operating profits and losses of each business segment. Operating results include all costs and expenses directly related to the segment involved. Corporate includes corporate, general, administrative and unallocated expenses.

Identifiable assets are accumulated by facility within each business segment.

-F25-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	April 30,
	2008	2007	2006
Sales (aggregate):
Paperboard	$671,260	$617,480	$578,465
Converted Products	295,357	289,737	274,626
International	215,690	170,881	151,542

Total:	$1,182,307	$1,078,098	$1,004,633

Less sales (inter-segment):
Paperboard	$(147,771)	$(147,531)	$(144,934)
Converted Products	(5,654)	(7,532)	(7,356)
International	—	—	28

Total:	$(153,425)	$(155,063)	$(152,262)

Net sales (external customers):
Paperboard	$523,489	$469,949	$433,531
Converted Products	289,703	282,205	267,270
International	215,690	170,881	151,570

Total:	$1,028,882	$923,035	$852,371

Operating Income (Loss):
Paperboard	$10,051	$30,496	$21,140
Converted Products	26	(4,294)	(7,319)
International	14,160	13,394	14,853

Total Segment Operating Income:	24,237	39,596	28,674
Corporate Expense	16,388	15,734	13,513

Total Operating Income:	7,849	23,862	15,161
Interest expense	(28,028)	(27,448)	(26,385)
Interest income	1,103	233	291
Equity in income of affiliates	1,784	2,190	1,652
Other (expense) income, net	(245)	699	(923)

Loss from Continuing Operations Before Income Taxes	(17,537)	(464)	(10,204)
Income tax expense	2,140	3,711	6,096

Loss from Continuing Operations	$(19,677)	$(4,175)	$(16,300)

Depreciation and Amortization:
Paperboard	$23,742	$23,762	$22,949
Converted Products	4,710	5,003	5,282
International	4,530	3,550	3,698
Corporate	1,727	2,163	2,171

Total:	$34,709	$34,478	$34,100

Purchases of Property, Plant and Equipment:
Paperboard	$13,420	$14,525	$13,749
Converted Products	2,189	1,871	1,918
International	3,491	3,300	3,959
Corporate	1,491	263	570

Total:	$20,591	$19,959	$20,196

	April 30, 2008	April 30, 2007
Identifiable Assets:
Paperboard	$327,589	$348,997
Converted Products	90,520	93,744
International	191,762	161,301
Corporate	12,357	12,060

Total:	$622,228	$616,102

The amounts of investments in equity method investees in the Paperboard segment as of April 30, 2008 and 2007 are $1,427 and $1,424, respectively. The amounts of investments in equity method investees in the International segment as of April 30, 2008 and 2007 are $20,467 and $17,057, respectively.

-F26-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	April 30,
	2008	2007
Sales to External Customers
United States	$800,269	$742,554
Europe	215,690	170,881
Canada	12,923	9,600

Total	$1,028,882	$923,035

Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$264,636	$274,724
Europe	75,449	62,791
Canada	7,291	6,989

Total	$347,376	$344,504

18.	RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters located at 20 Jackson Drive, Cranford, New Jersey from Jackson Drive Corp. (“Jackson Drive”). For the years ended April 30, 2008, 2007 and 2006, the amount paid to that company under the lease was $348 in each year. On October 1, 2007, the Company purchased a 50% interest in Jackson Drive from the Company’s former Chief Executive Officer (“CEO”) for $393 and purchased the remaining 50% of Jackson Drive from the Company’s current CEO for $393 in April 2008. As a result of these acquisitions, Jackson Drive is now a wholly-owned subsidiary and is consolidated into the Company’s financial statements (see Note 7).

At April 30, 2008 and 2007, the Company had $756 and $903, respectively, of outstanding loans to employees, of which $91 at each year-end was outstanding since prior to July 2002 to some of its executive officers.

On August 10, 2005, the Company completed the purchase of 198,000 shares of the Company’s common stock from its former Chairman and director. On July 5, 2005, this director had exercised his right to “put” the subject stock to the Company pursuant to a May 1, 1980 agreement, as amended. The aggregate purchase price for the stock was $7,875, which amount is being paid pursuant to a Subordinated Installment Promissory Note (the “Note”), with $788 plus accrued interest paid on August 18, 2005. The balance is due in 40 equal and consecutive quarterly installments, with interest, commencing on October 1, 2005, and continuing thereafter on the first day of the months of January, April, July and October. Interest accrues on the outstanding principal balance of the Note at the prime rate of interest as in effect from time to time. The obligation under the Note is classified as Subordinated Debt on the consolidated balance sheets.

On November 29, 1999, the Company and its current Vice-Chairman entered into an agreement which obligates the Company, upon the Vice-Chairman’s death while employed by the Company, to pay certain death benefits to the Vice-Chairman’s surviving spouse, if any. These monthly payments, to be made for sixty (60) months or until such spouse’s death, will be in an amount equal to (i) 1/12th of the annualized base salary that the Vice-Chairman was receiving as of the date of his death, plus (ii) 1/60th of the total amounts paid to the Vice-Chairman as bonuses with respect to the last five fiscal years of the Company last preceding the date of the Vice-Chairman’s death. The Company has not recognized a liability because of the contingent nature of the liability. As of April 30, 2008, the potential payments under the agreement range from $0 to $2,075.

The paperboard mills in our International segment purchased approximately $17,245, $12,324 and $10,309 of raw material from affiliated entities accounted for as equity method investments during the years ended April 30, 2008, 2007 and 2006, respectively.

The International segment also recorded sales of approximately $4,416, $2,997 and $2,193 to two affiliated entities accounted for as equity method investments during the years ended April 30, 2008, 2007 and 2006, respectively.

The Company paid approximately $6,025, $5,284 and $5,198 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as equity method investment, primarily for hauling services of recyclable material during the years ended April 30, 2008, 2007 and 2006, respectively.

The Company utilizes the legal services of Lowenstein Sandler, PC, of which Benedict Kohl, who serves on the Company’s Board of Directors, is a partner. During the years ended April 30, 2008, 2007 and 2006, the Company incurred costs from Lowenstein Sandler of $427, $621 and $462, respectively.

-F27-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

19.	ACQUISITIONS

On August 1, 2007, the Company completed the purchase of a recycled paperboard mill in Viersen, Germany. During 2008 and 2007, the Company incurred $2,505 and $2,247, respectively, of direct costs related to this acquisition. Costs incurred in fiscal 2007 were deferred, as of April 30, 2007, in accordance with FAS 141, “Business Combinations”, and reclassified to fixed assets upon the closing of the purchase in August 2007. The effects of this acquisition are not material to the Company’s balance sheet or results of operations.

20.	SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTMENTS

Following is summary financial information of certain of the Company’s equity investments. Earnings of our equity method investments are recorded based on the twelve months ended April 30.

	Domestic Affiliate
	April 30,
	2008	2007
Current Assets	$1,175	$1,015
Property and equipment, net	$4,444	$2,554
Other Assets	$88	$868
Current Liabilities	$1,935	$1,240
Other Liabilities	$631	$191

	Year Ended April 30,
	2008	2007	2006
Revenues	$8,348	$6,798	$6,639
Gross Profit	$1,048	$1,331	$1,708
Net income	$537	$967	$1,354

	European Affiliates
	April 30,
	2008	2007
Current Assets	$90,269	$63,306
Property and equipment, net	$40,598	$24,384
Other Assets	$8,872	$9,276
Current Liabilities	$58,851	$41,395
Other Liabilities	$18	$67

	Year Ended April 30,
	2008	2007	2006
Revenues	$194,318	$184,997	$144,782
Gross Profit	$8,559	$8,936	$6,160
Net income	$6,199	$6,309	$4,611

21.	OTHER MATTERS

During the first quarter of fiscal 2008, the Company received a $2,861 settlement resulting from state sales-tax related litigation. Of this total, $2,054 was recorded as a reduction to cost of sales as it represented a refund of sales taxes paid which were originally recorded to cost of sales. The remainder, $807, was interest on the principal amount of the settlement and was recorded on the Interest income line in the consolidated statement of operations.

Certain locations within the Company are awarded credits for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance and from time to time, the Company sells excess nitrogen oxide emission credits. Costs for environmental maintenance and improvement projects are recorded in Cost of sales and the gains from the sales of these credits are likewise recorded in Cost of sales. During August 2007, the Company sold excess emission credits from its Paperboard segment through an open market created specifically to trade such emission credits, and recorded a gain from these sales in the amount of $137. The Company also sold excess emission credits from its Paperboard segment in July 2006 for a gain of $3,277.

-F28-

THE NEWARK GROUP, INC. AND SUBSIDIARIES

During the quarter ended January 31, 2008, the Company received insurance proceeds of $1,882 for equipment. These proceeds were recorded as a reduction to cost of sales in our International segment.

22.	SUBSEQUENT EVENTS

On May 20, 2008, the Company announced the permanent shutdown of a paper machine at its mill located in Santa Clara, California, effective 60 days from the announcement date. The decision to shut down this machine was made based on the need for rationalization of capacity within our Paperboard Mill Division, and in April 2008, the Company recorded $1,390 of non-cash fixed asset impairment charges in relation to this shutdown.

In early June 2008, the Company closed on the acquisition of a cogeneration facility located next to the Viersen, Germany mill, paying approximately $420 towards the total price in late February 2008 and approximately $1,012 as final payment in early June 2008. Included in the final payment was $235 in refundable VAT tax.

On June 30, 2008, the Company announced the permanent closure of its Haverhill Paperboard mill (“Haverhill”) in Haverhill, Massachusetts, effective August 29, 2008. On July 1, 2008, the Company announced the permanent closure of its Bennington Paperboard mill (“Bennington”) in North Hoosick, New York, effective August 30, 2008. The decision to shut down these mills was made based on the need for further rationalization of capacity within the Company’s Paperboard Mill Division.

On August 12, 2008, the Company finalized amendments to the existing financial covenants, along with certain other items, of its existing credit-linked senior secured credit facility. The necessity for the amendments stemmed from losses in each of the last three fiscal years, which would have resulted in the Company not being in compliance with its existing financial covenants at July 31, 2008. The Company’s operating plans for fiscal 2009 contain assumptions regarding revenues, expenses and cash flows. Achieving the results of the 2009 operating plan will enable the Company to comply with the amended financial covenants, while the failure to meet operating plan results may limit the Company’s ability to comply with those amended covenants. Management believes in the Company’s ability to achieve the 2009 operating plan results, comply with the amended financial covenants and generate sufficient cash to satisfy its operating requirements in the normal course of business. In the event actual results do not approximate the operating plans, management believes they could execute contingency plans to address such circumstances. Such plans include other cost reductions and seeking additional or alternative sources of financing.

The most significant changes in the amendment include (i) an increase to the credit spread to 5.5% on prime rate borrowings or 6.5% on Eurodollar rate borrowings, (ii) required quarterly installment payments of $1,000, beginning on July 31, 2009 on any outstanding term loan balance, (iii) scheduled prepayments in September 2008 and 2009 of the US dollar equivalent of Euros 3,000 and Euros 8,917, respectively and (iv) a Senior Leverage Ratio (as defined) for the twelve month periods ended July 31, 2008, October 31, 2008, January 31, 2009 and April 30, 2009 (and thereafter) of 4.75:1.0, 4.50:1.0, 3.50:1.0 and 3.00:1.0, respectively. Additionally, the Company no longer has the one-time option to increase the amounts of either the asset-based or credit-linked facilities and letters of credit issued under the credit-linked facility will have a credit spread of 6.5%.

-F29-

SCHEDULE II

THE NEWARK GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended April 30, 2008, 2007 and 2006

(In Thousands)

		Additions	Deductions
	Balances at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deductions Allowed	Balance at End of Year
April 30, 2008
Allowances for doubtful accounts and sales returns and allowances deducted from accounts receivable	$5,241	$2,752	$(4,081)	$3,912
Income tax valuation allowance	$27,431	$12,912	—	$40,343
April 30, 2007
Allowances for doubtful accounts and sales returns and allowances deducted from accounts receivable	$5,784	$1,546	$(2,089)	$5,241
Income tax valuation allowance	$22,231	$5,200	—	$27,431
April 30, 2006
Allowances for doubtful accounts and sales returns and allowances deducted from accounts receivable	$6,356	$577	$(1,149)	$5,784
Income tax valuation allowance	$6,596	$16,363	$(728)	$22,231

-F30-