Form 10-Q
period 2008-07-31
NEWARK GROUP, INC
filed 2008-09-12
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-118844

THE NEWARK GROUP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2884844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

20 Jackson Drive
Cranford, New Jersey	07016
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (908) 276-4000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒        Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding at July 31, 2008 was 3,560,403.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF JULY 31, 2008 AND APRIL 30, 2008

(Dollars in Thousands, Except Per-Share Data)

	July 31, 2008	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,527	$15,327
Accounts receivable (less allowance for doubtful accounts of $3,966 and $3,912, respectively)	127,489	132,573
Inventories	82,044	83,318
Other current assets	9,011	8,092
Assets held for sale	900	900

Total current assets	234,971	240,210

RESTRICTED CASH	204	141
PROPERTY, PLANT AND EQUIPMENT – Net	288,486	294,218
GOODWILL	53,074	53,130
LONG-TERM INVESTMENTS	21,876	22,011
OTHER ASSETS	12,462	12,518

TOTAL ASSETS	$611,073	$622,228

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113,429	$123,366
Current maturities of debt	10,729	5,977
Income taxes and other taxes payable	3,030	3,644
Accrued salaries and wages	12,990	14,711
Other accrued expenses	17,422	11,016

Total current liabilities	157,600	158,714

SENIOR DEBT	118,046	114,035
SUBORDINATED DEBT	179,794	179,973
DEFERRED INCOME TAXES	8,604	8,113
PENSION OBLIGATION	10,066	10,113
SWAP OBLIGATION	16,312	16,653
OTHER LIABILITIES	7,209	6,888

Total liabilities	497,631	494,489

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY – COMMON STOCK, SUBJECT TO PUT RIGHTS, (574,602)	22,174	22,174

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	153,263	166,588
Accumulated other comprehensive income	1,806	2,778
Treasury stock, 2,444,597, at cost	(64,235)	(64,235)

Total permanent stockholders’ equity	91,268	105,565

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$611,073	$622,228

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007
NET SALES	$255,663	$255,675
COST OF SALES	236,554	223,354

Gross profit	19,109	32,321

OPERATING EXPENSES:
Selling, general and administrative	20,893	20,978
Restructuring and impairments	4,877	111

Total operating expenses	25,770	21,089

OPERATING (LOSS) INCOME	(6,661)	11,232

OTHER (EXPENSE) INCOME:
Interest expense	(6,691)	(6,937)
Interest income	85	867
Equity in income of affiliates	331	731
Other income (expense) – net	436	16

Total other expense	(5,839)	(5,323)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(12,500)	5,909
INCOME TAX EXPENSE	825	976

NET (LOSS) EARNINGS	$(13,325)	$4,933

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(13,325)	$4,933
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,509	8,629
(Gain) loss on sale of property, plant and equipment	(975)	113
Loss due to impairment of assets	2,745	—
Equity in income of affiliates	(331)	(731)
Gain on derivative instruments	(488)	(87)
Proceeds from dividends paid by equity investments in affiliates	435	272
Deferred income tax expense (benefit)	492	(2,131)

Changes in assets and liabilities:
Decrease in accounts receivable	4,998	6,515
Decrease in inventories	1,046	368
(Increase) decrease in other current assets	(923)	1,936
Decrease in other assets	301	1,809
(Decrease) increase in accounts payable and accrued expenses	(7,267)	6,512
Increase in other liabilities	528	184

Net cash (used in) provided by operating activities	(4,255)	28,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,028)	(5,133)
Acquisition costs	(829)	(744)
Proceeds from sale of property, plant and equipment	1,141	2
Increase in restricted cash	(63)	(188)

Net cash used in investing activities	(4,779)	(6,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	12,500	7,889
Repayments of long-term debt	(3,876)	(8,996)
Deferred financing costs	(492)	—
Changes in cash overdraft	1,128	(10,295)

Net cash provided by (used in) financing activities	9,260	(11,402)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26)	381

NET INCREASE IN CASH AND CASH EQUIVALENTS	200	11,238
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,327	11,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,527	$23,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,954	$2,071

Income Taxes:
Paid	$670	$47

Purchases of property, plant and equipment included in accounts payable	$1,410	$1,626

See notes to condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE THREE MONTHS ENDED JULY 31, 2008

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2008	$105,565	$2,778	$(64,235)	$166,588	$374	$60
Net loss	(13,325)	—	—	(13,325)	—	—	$(13,325)
Other comprehensive income:
Change in pension obligations	183	183	—	—	—	—	183
Foreign currency translation adjustments	(218)	(218)	—	—	—	—	(218)
Change in fair value of derivative instruments	(937)	(937)	—	—	—	—	(937)

BALANCE JULY 31, 2008	$91,268	$1,806	$(64,235)	$153,263	$374	$60	$(14,297)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2008 included in the Company’s annual report on Form 10-K.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $13,406 and $12,278 as of July 31, 2008 and April 30, 2008, respectively.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standard (“FAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. FAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 will have no impact on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash

THE NEWARK GROUP, INC. AND SUBSIDIARIES

flows used to measure the fair value of the asset under FAS 141(R) “Business Combinations” (“FAS 141(R)”) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 will have no impact on the Company’s results of operations or financial condition.

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

In December 2007, the FASB issued FAS No. 141(revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. FAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. FAS 141(R) further requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. While application of this standard will not impact the Company’s financial statements for transactions prior to the effective date, its application will have a significant impact on the Company’s accounting for future acquisitions compared to current practice.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The Company adopted the provisions of FAS 159 effective May 1, 2008 and did not make any fair value elections. Therefore, the adoption of FAS 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective in two phases. On May 1, 2008, the Company adopted the provisions of FAS 157 to its financial assets and financial liabilities. Beginning May 1, 2009, the provisions of FAS 157 will apply to the Company’s non-financial assets and liabilities, and the Company is currently evaluating the effects that such adoption may have on its consolidated financial statements (See Note 12).

THE NEWARK GROUP, INC. AND SUBSIDIARIES

3.	INVENTORIES

Inventories consist of the following:

	July 31,	April 30,
	2008	2008
Raw Materials	$33,103	$33,078
Finished Goods	45,409	46,478
Other Manufacturing Supplies	3,532	3,762

	$82,044	$83,318

4.	ASSETS HELD FOR SALE

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

5.	LONG-TERM DEBT

	July 31, 2008	April 30, 2008
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Asset-based Credit Facility (2)	39,804	27,329
Term loan (2)	15,000	15,000
Industrial Revenue Bonds (3)	63,495	65,295
Subordinated Notes (4)	5,158	5,335
All other (5)	10,112	12,026

Total Debt	308,569	299,985
Less Current Portion	(10,729)	(5,977)

Long-Term Debt	$297,840	$294,008

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)

On March 9, 2007, the Company entered into a five-year asset-based credit agreement and a six-year credit-linked credit agreement. The credit-linked agreement was amended on August 12, 2008, and during the first quarter of fiscal 2009, the Company paid $492 in fees related to the amendment which have been deferred at July 31, 2008, and will be amortized over the remaining life of the facility beginning in August 2008. The asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s borrowing base), up to $25,000 of which may be used for loans directly to the Company’s International subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations. The credit-linked facility provides the Company a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. Prior to the amendment of the credit-linked facility, the term loan under that facility bore interest at a rate of prime plus 1.0% or the Eurodollar rate plus a credit spread of 2.25%. After the amendment, the term loan under the credit-linked facility bears interest at a rate of prime plus 5.5% or the Eurodollar rate plus a credit spread of 6.5%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple Industrial Revenue Bond (“IRB”) issues with the credit spread being the same as the term loan. As of July 31, 2008, the Company had a total of $73,379 in letters of credit obligations outstanding ($64,466 of which had been used to enhance the industrial revenue bonds) and $525 in letters of credit outstanding under the asset-based facility. Separately under the asset-based facility, the Company had $39,804 in borrowings outstanding at rates between 3.97% and 5.97% (including letter of credit spread), and under the credit-linked facility had $15,000 outstanding on the term loan at a rate of 4.72%. The Company had $22,992 of

THE NEWARK GROUP, INC. AND SUBSIDIARIES

borrowing availability under the asset-based facility at July 31, 2008. The undrawn portions of the facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%. This debt is classified in Senior Debt in the condensed consolidated balance sheets.

(3)	The Industrial Revenue Bonds are comprised of: Mercer IRB of $1,000, Mobile IRB of $3,640, Ohio IRB of $15,500, and Massachusetts IRBs of $43,355 as of July 31, 2008. These bonds are variable rate demand bonds, secured by letters of credit, with maturity dates ranging from November 2011 through July 2031 and where the interest rates range from 4.73% to 5.33% (including letter of credit spread) and are reset every seven days. All borrowings under these facilities are classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	The Company issued a subordinated note to a prior stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of July 31, 2008, the remaining balance on the note is $4,961. In April 2008, the Company issued an additional subordinated note for $197 in connection with its purchase of 50% of the outstanding shares of Jackson Drive Corp. The debt associated with these notes is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes the following from our International operations: $186 of discounted bills pending collection and $6,233 of a five year loan. The borrowings under this five year loan bear a variable interest rate of EURIBOR plus .75%, or 5.625% as of July 31, 2008. Principal and interest are due every six months, at which point the interest rate is reset. Additional borrowings by our international operations include an interest-free loan for $543, which requires equal repayment amounts every six months beginning August 3, 2009. All other also includes a loan with Toronto Dominion Bank for $866, which bears interest at the rate of 5.5% (the prime rate, 4.75% at July 31, 2008 plus 0.75%), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt. All other further includes borrowings by Jackson Drive Corp. for $2,284 which is secured by a mortgage on the Company’s corporate headquarters. This loan matures in July 2024 and carries a fixed interest rate of 5.625%.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the credit facilities, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined and as amended in the credit-linked facility on August 12, 2008, for each twelve-month period ending as of each of the following fiscal quarter ends shall be less than or equal to 4.75 to 1.0 at July 31, 2008, 4.50 to 1.0 at October 31, 2008, 3.50 to 1.0 at January 31, 2009 and 3.0 to 1.0 at April 30, 2009 and thereafter. At July 31, 2008, the Company is not aware of any instances of non-compliance with financial covenants.

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

The Company has cross-currency interest rate swap agreements with a member of our bank group. At July 31, 2008 and April 30, 2008, the fair value of the swaps represented a liability of $13,163 and $13,070, respectively. During the quarter ended July 31, 2007, the Company entered into another swap agreement in relation to an intercompany loan with its European subsidiary that was not designated as a hedge and represented a liability of $3,149 and $3,583 as of July 31, 2008 and April 30, 2008, respectively. The Company has recognized gains of $488 and $87 within Other (expense) income – net on the condensed consolidated statements of operations, related to derivative activities, during the three months ended July 31, 2008 and 2007, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended
	July 31, 2008	July 31, 2007
Service Cost	$684	$820
Interest Cost on Projected Benefit Obligation	1,998	1,887
Expected Return on Assets Gain	(2,282)	(2,383)
Net Amortization	183	241

Net Pension Expense	$583	$565

The Company estimates a cash contribution to its domestic pension plans of approximately $6,000 during fiscal year ending April 30, 2009 and has made a contribution of $550 towards that $6,000 total during the three months ended July 31, 2008. As of July 31, 2008, 52% of the plan’s assets were in equity investments, 40% in fixed-income securities and 8% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended
	July 31, 2008	July 31, 2007
Service Cost	$6	$9
Interest Cost on Projected Benefit Obligation	57	56
Expected Return on Assets (Gain) Loss	(49)	(42)
Net Amortization	(2)	—

Net Pension Expense	$12	$23

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended July 31, 2008 and 2007:

Fiscal 2009 Restructuring

The Paperboard segment incurred $4,877 of restructuring and impairment charges in the three months ended July 31, 2008. Of this amount, $2,399 related to non-cash impairment charges associated with the shut downs of the Haverhill and Bennington paperboard mills and $1,324 related to severance costs for hourly and salaried employees at these locations. Additionally, approximately $865 of the total was related to the shut-down of a paper machine at one of the Company’s California locations with $440 related to severance costs, $346 related to non-cash impairment charges, and the remaining $79 related to dismantling, mothballing and other costs. The remaining $289 of restructuring charges related to costs to exit previously shut down facilities.

Non-cash impairment charges on the assets of the Company’s shut down mills and paper machines are based on estimates made by Company management. Management’s initial estimates are based on expected proceeds realization from the used equipment and/or scrap metal markets at the time of determination, and these estimates may change significantly based on conditions in those markets. The $346 of additional non-cash impairment charges on the paper machine at one of the Company’s California mills is due to deteriorating pricing conditions in the used paper machine market.

Fiscal 2008 Restructuring

The Paperboard segment incurred $111 of charges for costs to exit previously shut down locations.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Total
July 31, 2008
Severance	$1,764	$1,764
Dismantling, Mothballing & Other	368	368
Asset Impairment	2,745	2,745

Total Charges	$4,877	$4,877

July 31, 2007
Dismantling, Mothballing & Other	$111	$111

Total Charges	$111	$111

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2008 Accrual Balance	$58	$194	$252
Restructuring Charges for the Three Months Ended July 31, 2008	368	1,764	2,132
Amounts Paid Against 2008 Accruals	(58)	(72)	(130)
Amounts Paid Against 2009 Accruals	(163)	(265)	(428)

July 31, 2008 Accrual Balance	$205	$1,621	$1,826

The following table summarizes restructuring and impairment costs by segment for restructuring plans initiated since January 1, 2003 and accounted for under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2008 (1)	Costs for the Three Months Ended July 31, 2008 (2)	Estimated Costs to Complete Initiatives as of July 31, 2008	Total Estimated Costs of Initiatives as of July 31, 2008
Paperboard	$18,069	$4,867	$5,000	$27,936

Converted Products	2,645	—	—	2,645

	$20,714	$4,867	$5,000	$30,581

(1)	Of the $20,714 in cumulative restructuring costs, $9,388 were non-cash charges related to asset impairment.
(2)	The total costs incurred in the three months ended July 31, 2008, $4,867, does not agree with the three month total charges of $4,877 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

8.	INCOME TAXES

The Company’s consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. The Company records income tax expense related to its state and foreign jurisdictions in which it has taxable income. During the three months ended July 31, 2008 and 2007, the Company has not recorded US federal income tax expense due to the uncertainty of the realization of the net deferred tax assets which is dependent upon generating taxable income in future periods. Accordingly, the Company has a valuation allowance recorded against all of its US net federal deferred tax assets.

9.	COMMITMENT AND CONTINGENCIES

The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings, including workers’ compensation and environmental claims, arising in the ordinary course of business.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; the Company subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of July 31, 2008 and based upon the most recent estimates for the study, the Company has expensed $759 (none of which was expensed in the quarter ended July 31, 2008), of which $332 remains accrued.

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

Due to uncertainties inherent in these matters, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from these matters at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination/natural resource damage, if any, ultimately determined to be attributable to the Company and other parties. It is possible that the Company’s ultimate liability resulting from this issue could be material.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended
	July 31, 2008	July 31, 2007
Sales (aggregate):
Paperboard	$163,035	$168,491
Converted Products	75,472	80,159
International	56,151	49,580

Total:	$294,658	$298,230

Less sales (inter-segment):
Paperboard	$(37,967)	$(40,411)
Converted Products	(1,028)	(2,144)
International	—	—

Total:	$(38,995)	$(42,555)

Sales (external customers):
Paperboard	$125,068	$128,080
Converted Products	74,444	78,015
International	56,151	49,580

Total:	$255,663	$255,675

Operating (Loss) Income:
Paperboard	$(7,071)	$10,735
Converted Products	772	1,360
International	2,496	3,527

Total Segment Operating (Loss) Income:	(3,803)	15,622

Corporate Expense	2,858	4,390

Total Operating (Loss) Income:	(6,661)	11,232

Interest Expense	(6,691)	(6,937)
Interest Income	85	867
Equity in Income of Affiliates	331	731
Other Income, Net	436	16

(Loss) Earnings from Continuing Operations Before Income Taxes	(12,500)	5,909
Income Tax Expense	825	976

Net (Loss) Earnings	$(13,325)	$4,933

Depreciation and Amortization:
Paperboard	$5,897	$6,050
Converted Products	1,129	1,213
International	1,037	926
Corporate	446	440

Total:	$8,509	$8,629

Purchases of Property, Plant and Equipment:
Paperboard	$3,925	$3,205
Converted Products	533	421
International	483	1,507
Corporate	87	—

Total:	$5,028	$5,133

	July 31, 2008	April 30, 2008
Identifiable Assets:
Paperboard	$316,645	$327,589
Converted Products	91,703	90,520
International	190,725	191,762
Corporate	12,000	12,357

Total:	$611,073	$622,228

The amounts of investments in equity method investees in the Paperboard segment at July 31 and April 30, 2008 are $1,210 and $1,427, respectively. The amounts of investments in equity method investees in the International segment at July 31 and April 30, 2008 are $20,589 and $20,467, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	July 31, 2008	July 31, 2007
Sales to External Customers
United States	$195,537	$202,597
Europe	56,151	49,580
Canada	3,975	3,498

Total	$255,663	$255,675

	July 31, 2008	April 30, 2008
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$258,712	$264,636
Europe	75,778	75,449
Canada	7,098	7,291

Total	$341,588	$347,376

11.	RELATED PARTY TRANSACTIONS

The paperboard mills in our International segment purchased approximately $4,341 and $4,006 of raw material from affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2008 and 2007, respectively.

The International segment also recorded sales of approximately $1,373 and $1,008 to two affiliated entities accounted for as equity method investments during the three-month periods ended July 31, 2008 and 2007, respectively.

The Company paid approximately $1,758 and $1,337 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the three-month periods ended July 31, 2008 and 2007, respectively.

12.	FAIR VALUE MEASUREMENTS

On May 1, 2008, the Company adopted the provisions of FAS 157 to its financial assets and financial liabilities. FAS 157 requires quantitative disclosures using a tabular format in all reporting periods and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, the FASB deferred the implementation of this standard for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not currently have any non-financial assets or non-financial liabilities that are measure at fair value on a recurring basis.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FAS 157 requires that these financial assets and liabilities be classified into one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth information regarding the Company’s financial assets and liabilities that are measured at fair value.

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Over-the-counter natural gas purchase contracts	$907	$—	$907	$—
Cross-currency interest rate swaps	$16,312	$—	$16,312	$—

As a result of the Company’s global operating and financing activities, it is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect the Company’s operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and the Company does not use leveraged derivative financial instruments.

The fair value of cross-currency interest rate swaps are characterized as Level 2 since the measurements are based upon observable inputs such as interest rates, yield curves and spot and future exchange rates.

The fair value of over-the-counter natural gas purchase contracts are characterized as Level 2 since the measurements are based on exchange-traded natural gas contracts with terms similar to the contracts entered into by the Company.

13.	COMPREHENSIVE (LOSS)/INCOME

Comprehensive (loss)/income is comprised of net (loss)/earnings, pension adjustments, foreign currency translation adjustments, unrealized gains/losses on available-for-sale securities and changes in fair value of derivative instruments. Comprehensive (loss)/income for the periods ended July 31, 2008 and 2007 were a loss of $14,297 and income of $3,558, respectively.

14.	OTHER MATTERS

In early June 2008, the Company closed on the acquisition of a cogeneration facility located next to its mill in Viersen, Germany. The Company paid approximately $420 towards the total price in February 2008 and $829 as final payment in early June 2008. Included in the final payment was $235 in refundable VAT tax.

During the quarter ended July 31, 2008, the Company sold certain water rights at one of its paperboard mills in California for $1,100, recording a gain of $975 from the sale. This gain was recorded as a reduction to cost of sales as it represents a recovery of expenditures originally recorded as cost of sales.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

15.	SUBSEQUENT EVENTS

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of operations and financial condition of The Newark Group should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended April 30, 2008.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K for the year ended April 30, 2008. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Newark Group is an integrated producer of 100% recycled paperboard and paperboard products with leading market positions in North America and Europe. We primarily manufacture folding carton, core board and industrial converting grades of paperboard, and are among the largest producers of these grades in North America. We are also a leading producer of laminated products and graphicboard in North America and Europe as well as a major producer of tubes, cores and allied products in North America. We supply our products to the paper, packaging, stationery, book printing, construction, plastic film, furniture and game industries. In addition, we are engaged in the collection, trading and processing of recovered paper in North America and believe that we are among the six largest participants in this industry. No single customer accounted for more than 3.6% of our sales in our fiscal year ended April 30, 2008.

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

For the fiscal year ended April 30, 2008, the Paperboard segment represented 51% of our total sales, the Converted Products segment represented 28% of our total sales and the International segment represented 21% of our total sales.

Our fiscal year ends April 30. All references to years, quarters or other periods in this section refer to fiscal years, quarters or periods whether or not specifically indicated. Percentages and dollar amounts have been rounded to aid presentation.

Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost, energy costs and freight costs. Sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption. Overcapacity and an overall sluggish US economy have affected operating rates within the industry, resulting in our mill utilization rates being 94% in the quarter ended July 31, 2008 compared to 97% in the same quarter of the prior year. In an effort to bring capacity in line with industry demand, between May 2008 and July 2008, we and others in the industry have recently announced mill and paper machine shut downs that will eliminate approximately 300,000 tons of excess capacity once fully implemented.

Recovered paper is our most significant raw material, and the cost of such paper has historically fluctuated significantly due to market and industry conditions. Our average North American recovered paper cost per ton of paperboard produced was $108 per ton in 2006, rose to $123 per ton in 2007 and then rose again to $156 per ton in 2008, resulting in a 45% increase in just two years. This escalation in recovered paper costs slowed a bit but continued into our first quarter ended July 31, 2008, where our costs rose 2% to $159 per ton compared to average 2008 costs. When comparing average costs on a quarterly basis, our North American per-ton recovered paper cost increased 11% in the quarter ended July 31, 2008 when compared to $144 per ton in the same quarter of the prior year. Recovered paper costs in our International segment have decreased slightly in the quarter ended July 31, 2008 to €115 per ton, down from €121 per ton during the same

THE NEWARK GROUP, INC. AND SUBSIDIARIES

quarter of the prior fiscal year. However, when factoring in the effects of foreign currency exchange rates, our average per-ton recovered paper costs increased 9% to $179 per ton in the quarter ended July 31, 2008 compared to $164 per ton in the same quarter of last year.

Energy, which consists of electricity, natural gas and fuel oil used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. Average energy costs per ton of paperboard produced in our North American mill system increased 34% in the quarter ended July 31, 2008 to $112 per ton when compared to $84 per ton in the same quarter of the prior fiscal year. These costs are significantly higher than what we experienced at the early part of the decade, where our average energy cost per ton of paperboard produced was just $43 in 2000. The rise in costs is due to overall increases in natural gas, fuel oil and electricity prices. We believe that prices will likely remain at these elevated levels in response to conditions in the Middle East, potential natural gas shortages in the United States, the relationship of the price of natural gas in relation to crude oil prices and other economic conditions and the related uncertainties regarding the outcome and implications of such events. Our operating margins are adversely affected when energy costs increase, notwithstanding that we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. As of July 31, 2008, we had approximately 20% of our natural gas needs through November 2008 hedged at prices favorable to targeted levels. Energy costs in Western Europe are at elevated levels compared to just a few years ago, particularly relating to natural gas. In 2006, our average energy cost per ton of paperboard produced in our international mills was €40, but that rose 43% to an average of €58 per ton in 2007 and remained at that level for fiscal 2008. For the quarter ended July 31, 2008, our average energy price per ton of paperboard produced was €62, 7% higher than average 2008 costs and 15% higher than our average cost in the quarter ended July 31, 2007.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. Price increases on all grades of uncoated recycled paperboard, graphicboard, tubes, cores and other allied products were announced throughout December 2007 and January 2008. Further price increases were announced in July 2008 on all grades of recycled paperboard, graphicboard, tubes, cores and allied products. Full realization of announced price increases and the timing of such realization is impacted by many factors including competition, the general state of the economy and contractual obligations. When comparing the quarters ended July 31, 2008 and 2007, average North American sales price for our converted products increased 9%, or $78 per ton, and average sales price for our recycled paperboard products increased 3%, or $15 per ton.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended July 31,
(in thousands)	2008	2007
Net Sales
Paperboard	$125,068	$128,080
Converted Products	74,444	78,015
International	56,151	49,580

Total	$255,663	$255,675

Cost of Sales
Paperboard	$119,098	$109,445
Converted Products	68,915	71,530
International	48,541	42,379

Total	$236,554	$223,354

Restructuring
Paperboard	$4,877	$111

Total	$4,877	$111

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended July 31,
(in thousands)	2008	2007
SG&A
Paperboard	$8,164	$7,789
Converted Products	4,757	5,125
International	5,114	3,674
Corporate	2,858	4,390

Total	$20,893	$20,978

Operating Income (Loss)
Paperboard	$(7,071)	$10,735
Converted Products	772	1,360
International	2,496	3,527
Corporate	(2,858)	(4,390)

Total	$(6,661)	$11,232

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months Ended July 31
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	92.5	87.4
Selling, general and administration expenses	8.2	8.2
Restructuring and impairments	1.9	—
Operating (loss) income	(2.6)	4.4
Interest expense	2.6	2.7
Income tax expense	0.3	0.4
Net (loss) earnings	(5.2)	1.9

Results of Operations

Period Ended July 31, 2008 Compared to Period Ended July 31, 2007

Overview

As more fully described below, we experienced a very challenging first quarter in fiscal 2009, resulting in a net loss of $13.3 million compared to net earnings of $4.9 million in the same quarter of the prior year as the acceleration of input costs far outweighed advances from price increase realization. In addition to our operating loss, we used $4.3 million of cash in operating activities compared to generating $28.3 million in the prior year. From a cash perspective, in addition to the $18.3 million decrease in net earnings, we had a net decrease in accounts payable in the current quarter of $7.3 million compared to an increase in last year’s quarter, a negative change of $13.8 million. We also had a $2.9 million decrease in changes in current assets when comparing the current quarter to the same quarter of last year. Management has taken several steps in an effort to reverse these negative results of operations and cash usage, including the July 2008 shut-down of one of two paper machines at one of our California mills, as well as the permanent closure in late August 2008 of two other mills, one in North Hoosick, New York and the other in Haverhill, Massachusetts. The full and partial cessation of operations at these facilities is expected to yield substantial benefits through both cost reduction and earnings improvement. Additionally, in July 2008, we announced price increases on a number of our products and expect to realize the majority of these increases, which will have a direct positive impact to our bottom line.

Net Sales. Net sales for each of the periods ended July 31, 2008 and 2007 were $255.7 million. Higher sales prices across all segments, increased volumes in our International segment and a weaker US dollar versus the Euro were offset by lower volumes in our North American operations.

Cost of Sales. Cost of sales for the quarter ended July 31, 2008 increased 6%, or $13.2 million, to $236.6 million from $223.4 million in the quarter ended July 31, 2007. Significant increase in the costs of waste paper and energy per ton of paperboard produced in both our North American and international mills drove costs upward, as did higher volumes in our

THE NEWARK GROUP, INC. AND SUBSIDIARIES

International segment. Additionally, there was a decrease of $1.0 million in non-routine reductions to cost of sales when comparing the quarters ended July 31, 2008 to 2007. This decrease resulted from the Company’s sale in 2008 of certain water rights at one of its California mills resulting in a recorded gain of $1.0 million compared to the Company’s recorded gain of $2.0 million in 2007 from a state sales-tax related settlement. Partially offsetting the above items were lower costs in our North American converting operations due to lower volumes.

Restructuring and Impairments. Restructuring and impairment charges totaled $4.9 million during the quarter ended July 31, 2008 as compared to $0.1 million during the quarter ended July 31, 2007. The majority of current year expenses, $4.6 million, relates to the shut downs of two paperboard mills in the northeastern United States and one of the paper machines at one of our California mills which were announced in May and June 2008. The remainder of current year expenses represents costs to exit previously shut down locations in our Paperboard segment. Approximately $2.7 million of the total current quarter costs were non-cash asset impairment charges. These non-cash impairment charges are based on estimates made by management. Management’s initial estimates are based on expected proceeds realization from the used equipment and/or scrap metal markets at the time of determination, and these estimates may change significantly based on conditions in those markets. Additional non-cash impairment charges recorded in the current quarter on the paper machine at one of our California mills was due to deteriorating pricing conditions in the used paper machine market.

SG&A. SG&A costs remained relatively flat when comparing the quarters ended July 31, 2008 and 2007 at $20.9 million and $21.0 million, respectively. Costs in our International segment rose due to costs from the German mill that we acquired in the second quarter of 2008 and the weaker US dollar in relation to the Euro, and costs in our Paperboard segment rose due to increased headcount as well as higher bad debt and commissions expense. Costs in our Converted Products segment were down due to lower compensation costs, and costs at our corporate office declined due to lower professional fees and a decrease in the reserve for bad debts.

Operating Loss. We incurred an operating loss in the quarter ended July 31, 2008 of $6.7 million compared to operating income of $11.2 million in the quarter ended July 31, 2007 primarily due to increased energy and waste paper costs in our North American and international mills, as well as higher restructuring costs in our Paperboard segment. Lower North American volumes also negatively affected operating results. Somewhat offsetting these negative impacts to operating results was an increase to average sales price across all segments and higher volumes in our International segment.

Paperboard

Net sales in the Paperboard segment for the three months ended July 31, 2008 were $125.1 million, a decrease of $3.0 million, or 2%, when compared to the same period of the prior year. The volumes of sales of recovered paper to third parties and mill recycled paperboard dropped 14% and 5%, respectively. Mill utilization rates were 94% in the current quarter compared to 97% in the same quarter of the prior year due to weakened economic conditions. Partially offsetting the factors contributing to reduced net sales were increases in the average sales price of recovered paper to third parties and our mill recycled paperboard of 11% and 9%, respectively.

Cost of sales was $119.1 million for the quarter ended July 31, 2008 compared to $109.4 million in the quarter ended July 31, 2007, an increase of $9.7 million, or 9%. The majority of the increase is due to rising energy and waste paper costs, which rose $28 and $16, respectively, per ton of paperboard produced, as well as a 22% increase in per-ton freight costs. Additionally, there was a decrease of $1.0 million in non-routine reductions to cost of sales when comparing the quarters ended July 31, 2008 to 2007. The decrease resulted from the Company’s sale in 2008 of certain water rights at one of its California mills resulting in a recorded gain of $1.0 million compared to the Company’s recorded gain of $2.0 million in 2007 from a state sales-tax related settlement.

Restructuring and impairment costs were $4.9 million in the quarter ended July 31, 2008 compared to $0.1 million in the quarter ended July 31, 2007, an increase of $4.8 million. Approximately $4.6 million of the total is attributable to costs associated with the shut downs of two paperboard mills in the northeastern United States and one of the paper machines at one of the Company’s California mills, all of which were announced in May and June 2008. The remainder of the costs were comprised of charges incurred to exit previously shut down locations. Approximately $2.7 million of the total current quarter costs were non-cash asset impairment charges.

SG&A expenses in the quarter ended July 31, 2008 were $8.2 million, 5% or $0.4 million higher than $7.8 million in the quarter ended July 31, 2007, the result of increased bad debts and commissions expenses, along with higher headcount due to the filling of vacant positions.

Operating Income for the Paperboard segment decreased from $10.7 million in the quarter ended July 31, 2007 to an operating loss of $7.1 million in the quarter ended July 31, 2008. Higher energy, waste paper and restructuring costs, along with lower volumes, more than offset the realized price increases.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Converted Products

Net sales in the Converted Products segment decreased $3.6 million, or 5%, in the quarter ended July 31, 2008 to $74.4 million from $78.0 million in the quarter ended July 31, 2007 due to 13% lower volumes more than offsetting a 9% increase in average sales price.

Cost of sales for the quarter ended July 31, 2008 was $68.9 million, a decrease of $2.6 million, or 4%, compared to $71.5 million in the same quarter of the prior year. Lower costs due to decreased volumes more than offset per-ton increases of $15 and $13 in freight and raw material paperboard costs, respectively.

The Converted Products segment incurred no restructuring charges in either of the quarters ended July 31, 2008 or 2007.

SG&A expenses decreased $0.3 million in the quarter ended July 31, 2008 to $4.8 million from $5.1 million in the same quarter of the prior year, due to lower compensation costs on reduced headcount.

The Converted Products segment posted operating income of $0.8 million in the current quarter, a decrease of $0.6 million, or 43%, compared to $1.4 million in the quarter ended July 31, 2007 due to lower volumes and higher per-ton freight and raw material paperboard costs more than offsetting increased prices and lower SG&A costs.

International

Net sales in the International segment were $56.2 million, an increase of $6.6 million, or 13%, compared to $49.6 million in the quarter ended July 31, 2007. The higher sales total is attributable to sales price increases of 13% and 9% on our international converted and mill products, respectively, along with a 5% increase in converting operations volume. Overall mill volumes were 30% higher in the current quarter compared to the prior year’s quarter, though excluding the German mill that was acquired at the beginning of the second quarter of 2008, mill volumes were slightly down. The weakening of the US dollar against the Euro also factored into increased sales, as the average US dollar/Euro exchange rate during the current quarter was 1.56 compared to 1.36 in the quarter ended July 31, 2007, a 15% change. Excluding the effects of foreign currency exchange rates, our average mill and converting sales prices decreased 6% and 2%, respectively.

Cost of sales in the International segment was $48.5 million in the quarter ended July 31, 2008, an increase of $6.1 million, or 15%, compared to $42.4 million in the quarter ended July 31, 2007 due to a 32% rise in energy costs per ton of paperboard produced along with a 9% increase in the cost of recovered paper per ton of paperboard produced. Higher volumes also contributed to the overall increase.

SG&A in the International segment increased $1.4 million in the current quarter to $5.1 million from $3.7 million in the quarter ended July 31, 2007. The increase is equally attributable to additional expenses from the acquired German mill, the weaker US dollar versus the Euro and additional costs allocated from the corporate office.

Operating income in the International segment was $2.5 million for the quarter ended July 31, 2008 compared to $3.5 million in the same period of the prior year. Although average sales prices and volumes increased, higher per-ton energy and recovered paper costs, along with additional costs attributable to the German mill acquired in the second quarter of 2008, more than offset those improvements.

Corporate

Unallocated corporate expense for the quarter ended July 31, 2008 decreased 35% to $2.9 million from $4.4 million in the quarter ended July 31, 2007. The decrease is due to a reduction in our reserve for bad debts, lower professional fees and reductions in various other corporate expenses.

Other (Expense) Income

Interest expense for the three months ended July 31, 2008 was $6.7 million, a decrease of $0.2 million compared to the same period of the prior year mainly due to lower rates on our variable-rate debt. Average outstanding borrowings during the quarter ended July 31, 2008 were $304.3 million compared to $289.6 million for the quarter ended July 31, 2007.

Excluding interest expense, Other income—net decreased from $1.6 million in the quarter ended July 31, 2007 to $0.9 million in the quarter ended July 31, 2008. The difference is essentially the result of $0.8 million of interest received in the prior year’s quarter as part of a state sales-tax related settlement.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Income Tax Expense (Benefit)

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state jurisdictions. When comparing the three months ended July 31, 2008 and 2007, the European effective rate decreased from 36% to 30% primarily due to the drop in the Spanish statutory tax rate from 32.5% to 30%. Pre-tax income from foreign jurisdictions has decreased approximately $1.0 million to $1.3 million when comparing these two periods and income tax expense has decreased approximately $0.5 million. We do not provide for US federal income taxes due to our previous recording of a full valuation allowance against our net deferred tax assets – net operating losses.

Net Income

In summary, we recorded a net loss of $13.3 million in the quarter ended July 31, 2008 as compared to net income of $4.9 million in the quarter ended July 31, 2007. Higher energy and wastepaper costs in both our domestic and international mills, lower North American volumes and increased restructuring and impairment costs more than offset realized sales price increases across all segments

Liquidity Requirements

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

Capital Expenditures. Our total capital expenditures were $5.0 million and $5.1 million in the quarters ended July 31, 2008 and 2007, respectively. We expect fiscal 2009 capital expenditures to be approximately $15.0 million.

Borrowings

At July 31, 2008, total debt (consisting of current maturities of debt, our asset-based and credit-linked facilities, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

July 31, 2008
9.75 % Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	39.8
Term loan	15.0
Industrial Revenue Bonds (“IRBs”)	63.5
Other (1)	15.3

Total debt	$308.6

(1)	See Note 5 to the accompanying condensed consolidated financial statements for the components of this total.

In July 2007, our international subsidiary entered into a new five-year loan in the amount of €5.0 million. Borrowings under this loan bear a variable interest rate of EURIBOR plus 0.75%. Principal and interest payments are required every six months at which point the variable interest rate is reset.

On March 9, 2007, (i) we entered into a five-year asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations, and (ii) we and our domestic subsidiaries entered into a six-year credit-linked facility whereby the credit-linked lenders provided to us a $15.0 million term loan and a $75.0 million credit-linked letter of credit facility, and other financial accommodations. The credit-linked facility was amended on August 12, 2008. Under the agreement referred to in (i) above, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain

THE NEWARK GROUP, INC. AND SUBSIDIARIES

real property, and (b) guaranteed the obligations, under this facility, of an international subsidiary. Under the agreement referred to in (ii) above, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility. Pursuant to the amendment to the credit-linked facility dated August 12, 2008 (see Note 15 to the unaudited condensed consolidated financial statements), the term loan bears interest at a rate of prime plus 5.5% or the Eurodollar rate plus a credit spread of 6.5%. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the credit facilities, falls below $10.0 million, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined and as amended in the credit-linked facility on August 12, 2008, for each twelve-month period ending as of each of the following fiscal quarter ends shall be less than or equal to 4.75 to 1.0 at July 31, 2008, 4.50 to 1.0 at October 31, 2008, 3.50 to 1.0 at January 31, 2009 and 3.0 to 1.0 at April 30, 2009 and thereafter. At July 31, 2008, the Company was in compliance with all financial covenants.

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

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2009 (1)	$6.8
2010 (2)	15.0
2011	4.8
2012 (3)	44.8
2013	4.1
Thereafter	233.1

(1)	Represents remaining obligations for the fiscal year ended April 30, 2009 and includes $4.7 million due under the term loan.
(2)	Includes $10.3 million due under the term loan.
(3)	Includes $39.8 million due under the asset-based credit facility.

We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group. At July 31, 2008 and April 30, 2008, the fair value of the 2001 Swaps represented a liability of $13.2 million and $13.1 million, respectively. During the quarter ended July 31, 2007, we entered into another swap agreement in relation to an intercompany loan with our European subsidiary that was not designated as a hedge which represented a liability of $3.1 million and $3.6 million as of July 31, 2008 and April 30, 2008, respectively.

Additionally, in our effort to manage costs, we, at varying times, utilize energy and raw material price hedges. At July 31, 2008, the fair value of these hedges was a liability of approximately $0.9 million, which was entirely energy related. These hedges are accounted for as cash flow hedges pursuant to the appropriate accounting standards.

Cash Flow

Net cash provided by operating activities

In the quarter ended July 31, 2008, we used $4.3 million of cash in operating activities compared to generating cash from operating activities of $28.3 million in the quarter ended July 31, 2007, a change of $32.6 million. The change was

THE NEWARK GROUP, INC. AND SUBSIDIARIES

primarily the result of (i) an $18.3 million decrease in net earnings, (ii) a $13.8 million change in accounts payable partly due to the change in cost of wastepaper as well as cash management strategies, (iii) the prior year receipt of $1.9 million from the surrender of a life insurance policy and (iv) $0.4 million in additional prepayments for certain insurance and maintenance costs.

Net cash used in investing activities

In the quarters ended July 31, 2008 and 2007, we used $4.8 million and $6.1 million of cash, respectively, in investing activities. The change is essentially attributable to $1.1 million of additional proceeds from the sale of certain water rights in the current quarter.

Net cash provided by (used in) financing activities

In the quarter ended July 31, 2008, financing activities provided $9.3 million compared the use of $11.4 million in the quarter ended July 31, 2007. In the current quarter, we paid $0.5 million of financing costs relating to the amendment of our credit-linked facility and had net long-term borrowings of $8.6 million compared to the net repayment of $1.1 million in long-term borrowings in the same quarter of the prior year. There was also an $11.4 million increase in the change in cash overdrafts.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the three-month period ended July 31, 2008.

Pension

Our defined benefit pension plans are accounted for in accordance with FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB No. 87, 88, 106 and 132(R)” and FAS No. 87, “Employers’ Accounting for Pensions.” The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. Our assumptions are described in Note 14 to our Annual Report on Form 10-K for the year ended April 30, 2008. At April 30, 2008, the discount rate was

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.55%. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.5 million. The discount rate is based upon the demographics of the plan participants as well as benchmarking a certain index, e.g. Citigroup Pension Liability Index. To determine our expected long-term rate of return on plan assets, we evaluate criteria such as asset allocation, historical returns by asset class, historical returns of our current pension portfolio managers and management’s expectation of the economic environment. Based upon this methodology, the expected long-term rate of return on assets was 8.8% as of April 30, 2008. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $1.1 million. The level of compensation increase is established by management, and has the smallest direct impact of the three assumptions on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.2 million. Excluding curtailment charges, pension expense was $3.0 million in 2007 and $1.9 million in 2008, and is expected to be approximately $2.3 million in 2009. We incurred curtailment expenses of $107 and $701 in 2007 and 2008, respectively.

Goodwill

We perform a goodwill impairment test at least annually. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2008 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts on which we have information that the customer may be unable to meet its financial obligation, (e.g. bankruptcy), a provision is recorded at time of occurrence. For all other accounts in our International segment, customer invoices are typically reserved once the invoice remains unpaid at 180 days past due date. For all other accounts domestically, percentages are applied to all receivables based up the age of the specific invoices. The older invoices (e.g., all amounts greater than 90 days) receive a larger percentage of allowance, based upon management’s best estimate. Another percentage, based upon management’s best estimate, is applied to the remaining receivable balance. A total reserve is calculated in this manner and is compared to historical experience. If collections were to slow by seven days, there would be an increase in this reserve of $0.5 million. If the financial condition of our customers were to deteriorate and result in an inability for them to make their payments, additional allowances may be required.

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

o    Accelerate taxable amounts to utilize expiring carry-forwards

o    Change the character of taxable or deductible amounts from ordinary income

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109” (“FIN 48”) provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company accounts for interest costs and penalties related to income taxes as income tax expense in the Company’s consolidated financial statements.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or asset group expected to result from the use and eventual disposition of the asset or asset group. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we

THE NEWARK GROUP, INC. AND SUBSIDIARIES

believe our estimates are appropriate, significant differences in the actual performance of the asset or asset group may materially affect our asset values and results of operations. An impairment loss shall be recognized if the carrying amount of the long-lived asset or asset group exceeds fair value as determined by the sum of the undiscounted cash flows. For additional information, see Note 10 to our Annual Report on Form 10-K for the year ended April 30, 2008.

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a $19.5 million negative effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately an $11.2 million negative effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, is to be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. Despite this de-designation of an accounting hedge, the swaps continue to provide an economic hedge of the exposure to changes in the Euro to US dollar exchange rates. At July 31, 2008, the fair value of the 2001 Swaps represented a liability of $13.2 million. During the quarter ended July 31, 2007, we entered into another swap agreement in relation to a second intercompany loan with our European subsidiary that was not designated as a hedge which represented a liability of $3.1 million as of July 31, 2008. As a result of derivative activities during the three months ended July 31, 2008 and 2007, we recognized gains of $0.5 million and $0.1 million, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates on our variable-rate debt, which accounts for approximately $130.7 million of all outstanding debt at July 31, 2008. Interest rate changes impact the amount of our interest payments on this variable-rate debt and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10% on this variable-rate debt, or approximately 50 basis points, it would have approximately a $0.7 million negative effect on operating income on an annual basis. Additionally, as discussed in Note 15 to the attached unaudited condensed consolidated financial statements, our credit-linked senior secured credit facility was amended in August 2008, resulting in increases to our credit spreads of 450 basis points and 425 basis points on prime rate and Euro dollar rate borrowings, respectively. These increases to our credit spreads will have approximately a $3.5 million negative effect on operating income on an annual basis.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

Item 4(T). Controls and Procedures.

(a) Disclosure controls and procedures.

As of July 31, 2008, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable,

THE NEWARK GROUP, INC. AND SUBSIDIARIES

within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of July 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified us of our potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. We are one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from our now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed us that we may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that we pay $2.8 million in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave us the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; we subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of July 31, 2008 and based upon the most recent estimates for the study, we had expensed $0.8 million (none of which was expensed in the quarter ended July 31, 2008), of which $0.3 million remains accrued.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to us and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs, including us, to participate in the development and performance of this assessment. The Group, collectively, decided not to participate. Some of the members of the Group, including us, have been seeking additional information from the NOAA to determine whether cooperation is possible and whether or not the Group should reconsider its decision not to participate.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Due to uncertainties inherent in these matters, management is unable to estimate our potential exposure, including possible remediation or other environmental responsibilities that may result from these matters at this time; such information is not expected to be known for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination/natural resource damage, if any, ultimately determined to be attributable to us and other parties. It is possible that our ultimate liability resulting from this issue could be material.

ITEM 1A. RISK FACTORS

No material changes

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of The Newark Group’s shareholders was held on July 28, 2008, at which time the shareholders unanimously re-elected the full, current slate of directors in its entirety.

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

Date: September 12, 2008

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: September 12, 2008

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)