Form 10-Q
period 2008-10-31
NEWARK GROUP, INC
filed 2008-12-12
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-118844

THE NEWARK GROUP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2884844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Jackson Drive	07016
Cranford, New Jersey
(Address of principal executive office)	(Zip Code)

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

The number of common shares outstanding at October 31, 2008 was 3,560,403.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF OCTOBER 31, 2008 AND APRIL 30, 2008

(Dollars in Thousands, Except Per-Share Data)

	October 31, 2008	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,632	$15,327
Accounts receivable (less allowance for doubtful accounts of $3,722 and $3,912, respectively)	106,571	132,573
Inventories	77,467	83,318
Other current assets	9,027	8,092
Assets held for sale	900	900

Total current assets	201,597	240,210

RESTRICTED CASH	—	141
PROPERTY, PLANT AND EQUIPMENT – Net	274,766	294,218
GOODWILL	47,652	53,130
LONG-TERM INVESTMENTS	18,608	22,011
OTHER ASSETS	12,337	12,518

TOTAL ASSETS	$554,960	$622,228

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,257	$123,366
Current maturities of debt	21,453	5,977
Income taxes and other taxes payable	1,832	3,644
Accrued salaries and wages	13,381	14,711
Swap obligation	4,006	—
Other accrued expenses	13,107	11,016

Total current liabilities	148,036	158,714

SENIOR DEBT	110,290	114,035
SUBORDINATED DEBT	180,160	179,973
DEFERRED INCOME TAXES	7,713	8,113
PENSION OBLIGATION	9,936	10,113
SWAP OBLIGATION	—	16,653
OTHER LIABILITIES	7,199	6,888

Total liabilities	463,334	494,489

COMMITMENTS AND CONTINGENCIES (Note 9)

TEMPORARY EQUITY – COMMON STOCK, SUBJECT TO PUT RIGHTS, (574,602 shares)	22,174	22,174

PERMANENT STOCKHOLDERS’ EQUITY:
Common stock, $.01 per share stated value; authorized 10,000,000 shares, issued and outstanding 6,005,000 shares	60	60
Additional paid-in capital	374	374
Retained earnings	146,318	166,588
Accumulated other comprehensive (loss) income	(13,065)	2,778
Treasury stock, 2,444,597 shares, at cost	(64,235)	(64,235)

Total permanent stockholders’ equity	69,452	105,565

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$554,960	$622,228

See notes to unaudited condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
NET SALES	$231,478	$262,174	$487,141	$517,849
COST OF SALES	205,316	235,155	441,870	458,509

Gross profit	26,162	27,019	45,271	59,340

OPERATING EXPENSES:
Selling, general and administrative	19,294	20,824	40,187	41,802
Restructuring and impairments	4,438	215	9,315	326

Total operating expenses	23,732	21,039	49,502	42,128

OPERATING INCOME (LOSS)	2,430	5,980	(4,231)	17,212

OTHER (EXPENSE) INCOME:
Interest expense	(7,864)	(7,229)	(14,555)	(14,166)
Interest income	26	48	111	915
Equity in income of affiliates	69	532	400	1,263
Loss on extinguishment of debt	(1,922)	—	(1,922)	—
Other income – net	394	128	830	144

Total other expense	(9,297)	(6,521)	(15,136)	(11,844)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(6,867)	(541)	(19,367)	5,368

INCOME TAX EXPENSE	78	1,046	903	2,022

NET (LOSS) EARNINGS	$(6,945)	$(1,587)	$(20,270)	$3,346

See notes to unaudited condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(20,270)	$3,346
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	16,723	17,091
(Gain) loss on sale of property, plant and equipment	(1,064)	109
Gain on insurance proceeds on equipment	(1,278)	—
Loss on extinguishment of debt	1,922	—
Loss due to impairment of assets	4,867	—
Equity in income of affiliates	(400)	(1,263)
(Gain) loss on derivative instruments	(1,445)	427
Proceeds from dividends paid by equity investments in affiliates	435	272
Deferred income tax expense (benefit)	149	(2,071)

Changes in assets and liabilities:
Decrease in accounts receivable	18,161	1,886
Decrease (increase) in inventories	52	(1,592)
(Increase) decrease in other current assets	(615)	1,595
(Increase) decrease in other assets	(707)	3,971
(Decrease) increase in accounts payable and accrued expenses	(22,796)	8,598
Decrease in other liabilities	(4,447)	(4,007)

Net cash (used in) provided by operating activities	(10,713)	28,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,097)	(11,437)
Acquisition costs	(829)	(1,585)
Proceeds from sale of property, plant and equipment	1,444	55
Proceeds from insurance on equipment	1,278	—
Decrease (increase) in restricted cash	141	(250)

Net cash used in investing activities	(7,063)	(13,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	29,402	23,447
Repayments of long-term debt	(13,220)	(26,168)
Financing costs	(1,572)	—
Changes in cash overdraft	(3,319)	(3,475)

Net cash provided by (used in) financing activities	11,291	(6,196)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,210)	150

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,695)	9,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,327	11,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,632	$20,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,284	$14,420

Income Taxes:
Paid	$1,039	$525

Purchases of property, plant and equipment included in accounts payable	$1,670	$2,655

See notes to unaudited condensed consolidated financial statements

THE NEWARK GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS’ EQUITY - UNAUDITED

FOR THE SIX MONTHS ENDED OCTOBER 31, 2008

(Dollars in Thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Additional Paid In Capital	Common Stock	Total Comprehensive Income
BALANCE APRIL 30, 2008	$105,565	$2,778	$(64,235)	$166,588	$374	$60
Net loss	(20,270)	—	—	(20,270)	—	—	$(20,270)
Other comprehensive income:
Change in pension obligations (net of tax of $4)	353	353	—	—	—	—	353
Foreign currency translation adjustments	(13,817)	(13,817)	—	—	—	—	(13,817)
Unrealized losses on marketable securities available for sale	(11)	(11)	—	—	—	—	(11)
Change in fair value of derivative instruments	(2,368)	(2,368)	—	—	—	—	(2,368)

BALANCE OCTOBER 31, 2008	$69,452	$(13,065)	$(64,235)	$146,318	$374	$60	$(36,113)

See notes to unaudited condensed consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Additionally, the preparation of these financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities, b) the disclosure of contingent assets and liabilities at the date of the financial statements and c) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009 due to seasonal and other factors. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2008 included in the Company’s annual report on Form 10-K.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and short-term investments with maturity of three months or less from date of purchase. Cash overdrafts are included in accounts payable and are $8,959 and $12,278 as of October 31, 2008 and April 30, 2008, respectively.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No 45; and Clarification of the Effective Date of FASB Statement No.161.” This FSP requires certain disclosures to be made by sellers of credit derivatives and extends disclosures by guarantors to include the current status of the payment/performance risk of any guarantees. The Company is not a seller of credit derivatives and does not guarantee the payment or performance of any third party. Therefore, application of these FSP provisions is not expected to have any effect on the Company’s financial reporting. In addition, this FSP clarifies that the derivative instrument and hedging activity disclosure requirements of FAS 161, as discussed below, are effective for both interim and annual reporting periods beginning after November 15, 2008 (the three months beginning February 1, 2009 for the Company).

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As discussed above, FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (the three months beginning February 1, 2009 for the Company). The Company is currently evaluating the effect, if any, the implementation of FAS 161 may have on its consolidated financial statements.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

In December 2007, the FASB issued FAS 141 (R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. FAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. FAS 141(R) further requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. While application of this standard will not impact the Company’s financial statements for transactions prior to the effective date, its application will have a significant impact on the Company’s accounting for future acquisitions compared to current practice.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective in two phases. On May 1, 2008, the Company adopted the provisions of FAS 157 to its financial assets and financial liabilities (See Note 12 – Fair Value Measurements). Beginning May 1, 2009, the provisions of FAS 157 will apply to the Company’s non-financial assets and liabilities, and the Company is currently evaluating the effects that such adoption may have on its consolidated financial statements. Additionally, in October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS No. 157-3 clarifies (1) how management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) how observable market information from an inactive market should be taken into account, and (3) how the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS No. 157-3 was effective immediately upon issuance and had no impact on the Company’s consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following:

	October 31,	April 30,
	2008	2008
Raw Materials	$31,544	$33,078
Finished Goods	42,537	46,478
Other Manufacturing Supplies	3,386	3,762

	$77,467	$83,318

4.	ASSETS HELD FOR SALE

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

5.	LONG-TERM DEBT

	October 31, 2008	April 30, 2008
Senior Subordinated Notes 9.75% (1)	$175,000	$175,000
Asset-based Credit Facility (2)	44,108	27,329
Term loan (2)	15,327	15,000
Industrial Revenue Bonds (3)	58,855	65,295
Subordinated Notes (4)	4,981	5,335
All other (5)	13,632	12,026

Total Debt	311,903	299,985
Less Current Portion	(21,453)	(5,977)

Long-Term Debt	$290,450	$294,008

(1)	The Company has $175,000 of 9.75% unsecured senior subordinated notes outstanding. Interest is payable semi-annually (March 15 and September 15) and principal is due, in total, on March 15, 2014. This debt is classified in Subordinated Debt in the condensed consolidated balance sheets.
(2)	On March 9, 2007, the Company entered into a five-year asset-based credit agreement and a six-year credit-linked credit agreement. The asset-based facility provides the Company a revolving line of credit in the aggregate principal amount of up to $85,000 (depending on the Company’s borrowing base), up to $25,000 of which may be used for loans directly to the Company’s European subsidiary and up to $15,000 of which may be used for letters of credit, and other financial accommodations. The $90,000 credit-linked facility initially provided the Company with a $15,000 term loan and a $75,000 credit-linked letter of credit facility, and other financial accommodations. The split between term loan and letter of credit facility can vary, but the overall credit-linked facility cannot exceed $90,000. This debt is classified in Senior Debt in the condensed consolidated balance sheets.

The credit-linked agreement was amended on August 12, 2008. In connection with the amendment, the Company paid a total of $1,572 in fees, of which $750 was capitalized and $822 was recorded as a loss on extinguishment of debt during the second quarter in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Based on these same criteria, the Company recognized an additional $1,110 of loss on early extinguishment of debt during the second quarter to write-off portions of the previously capitalized loan costs.

Per the amendment, the most significant changes in the credit-linked agreement include (i) an increase to the credit spread to 5.5% on prime rate borrowings or 6.5% on Eurodollar rate borrowings, (ii) required quarterly installment payments of $1,000, beginning on July 31, 2009, on any outstanding term loan balance, (iii) scheduled prepayments in September 2008 and 2009 of the US dollar equivalent of Euros 3,000 and Euros 8,917, respectively and (iv) a Senior Leverage Ratio (as defined) for the twelve month periods ended July 31, 2008, October 31, 2008, January 31, 2009 and April 30, 2009 (and thereafter) of 4.75:1.0, 4.50:1.0, 3.50:1.0 and 3.00:1.0, respectively. Additionally, the Company no longer has the one-time option to increase the amounts of either the asset-based or credit-linked facilities. During September 2008, the Company made its scheduled pre-payment on the credit-linked facility of the US dollar equivalent of €3,000 ($4,187).

Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple Industrial Revenue Bond (“IRB”) issues with the credit spread being the same as the term loan. As of October 31, 2008, the Company had a total of $68,551 in letters of credit obligations outstanding ($59,637 of which had been used to enhance the industrial revenue bonds) and $525 in letters of credit outstanding under the asset-based facility. During September 2008, the Company converted several IRBs to term loan debt (see sub-note (3) below).

Separately under the asset-based facility, the Company had $44,108 in borrowings outstanding at rates between 4.00% and 6.67% (including credit spread), and under the credit-linked facility had $15,327 outstanding on the term loan at a rate of 10.00% (including credit spread). The Company had $20,505 of borrowing availability under the asset-based facility at October 31, 2008. The undrawn portions of both the asset-based and credit-linked facilities are subject to a facility fee at an annual rate of 0.25% to 0.30%.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

(3)	As of October 31, 2008, the IRBs are comprised of: Ohio IRB of $15,500 and Massachusetts IRBs of $43,355. These bonds are variable rate demand bonds, secured by letters of credit, with maturity dates ranging from December 2026 through July 2031 and interest rates ranging from 4.18% to 7.98% (including letter of credit spread) and are reset every seven days. During the quarter ended October 31, 2008, the Company’s Mobile and Mercer IRB issues were converted into term-loan borrowings as allowed under the Company’s credit-linked facility (see sub-note (2) above). All borrowings under these facilities are classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(4)	The Company issued a subordinated note to a prior stockholder in exchange for the stockholder’s shares of common stock. The note bears interest at the prime rate in effect from time to time, requires quarterly principal and interest payments and is due in July 2015. As of October 31, 2008, the remaining balance on the note is $4,784. In April 2008, the Company issued an additional subordinated note for $197 in connection with its purchase of 50% of the outstanding shares of Jackson Drive Corp. The debt associated with these notes is classified in Subordinated Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt.
(5)	All other includes the following from our International operations: (i) $3,339 of discounted bills pending collection, (ii) $5,222 of a five-year loan where borrowings bear a variable interest rate of EURIBOR plus .75%, or 5.625% as of October 31, 2008 and principal and interest are due every six months, at which point the interest rate is reset, (iii) an interest-free loan for $454, which requires equal repayment amounts every six months beginning August 3, 2009 and (iv) $1,090 of borrowings under a credit facility entered into during October 2008. This is a three-year, €3,000 ($3,916) credit facility that carries an interest rate of EURIBOR plus 1.50%, which is reset every three months, and where the facility commitment decreases by €1,000 annually each October. Also outstanding for our International operations was $557 drawn under a one-year line of credit that was entered into during the current quarter. The total line of credit is for €750 ($979) and bears interest at a fixed rate of 6.25%. All other also includes a loan with Toronto Dominion Bank for $708, which bears interest at the rate of 4.75% (the prime rate, 4.00% at October 31, 2008 plus 0.75%), payable monthly through May 2015. The loan is secured by a mortgage on the Company’s Richmond, B.C., Canada facility. This loan is classified in Senior Debt in the condensed consolidated balance sheets with a portion in Current maturities of debt. All other further includes borrowings by Jackson Drive Corp. for $2,262 which is secured by a mortgage on the Company’s corporate headquarters. This loan matures in July 2024 and carries a fixed interest rate of 5.625%.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the credit facilities, falls below $10,000, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as described in sub-note (2) above. At October 31, 2008, the Company is not aware of any instances of non-compliance with financial covenants.

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

The Company has cross-currency interest rate swap agreements with a member of our bank group. At October 31, 2008 and April 30, 2008, the fair value of the swaps represented a liability of $4,006 and $13,070, respectively. The decrease is mainly due to the making of a scheduled payment in September 2008, but was also affected by the change in foreign currency exchange rates between the US dollar and the Euro. The Company has another swap agreement in relation to a second intercompany loan with its European subsidiary that represented an asset of $378 as of October 31, 2008 versus a liability of $3,583 as of April 30, 2008, with the change due to the strengthening of the US dollar versus the Euro. The Company has recognized a gain of $1,445 and a loss of $427 within Other (expense) income – net on the condensed consolidated statements of operations, related to derivative activities, during the six months ended October 31, 2008 and 2007, respectively.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

6.	RETIREMENT PLANS

The following table presents the net periodic pension cost for the Company’s domestic Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Service Cost	$684	$854	$1,368	$1,674
Interest Cost on Projected Benefit Obligation	1,998	1,890	3,996	3,777
Expected Return on Assets (Gain) Loss	(2,281)	(2,529)	(4,563)	(4,912)
Net Amortization	183	240	366	481

Net Pension Expense	$584	$455	$1,167	$1,020

The Company estimates a cash contribution to its domestic pension plans of approximately $5,600 during the fiscal year ending April 30, 2009, and has made contributions totaling $1,103 towards that $5,600 total during the six months ended October 31, 2008. As of October 31, 2008, 46% of the plan’s assets were in equity investments, 46% in fixed-income securities and 8% in cash and other.

The following table presents the net periodic pension cost for the Company’s foreign Pension Plans:

	Pension Costs Three Months ended		Pension Costs Six Months ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Service Cost	$5	$9	$11	$18
Interest Cost on Projected Benefit Obligation	52	56	109	112
Expected Return on Assets (Gain) Loss	(45)	(42)	(94)	(84)
Net Amortization	(2)	—	(4)	—

Net Pension Expense	$10	$23	$22	$46

7.	RESTRUCTURING AND IMPAIRMENTS

For the Three Months Ended October 31, 2008 and 2007:

Fiscal 2009 Restructuring

The Paperboard segment incurred $2,323 of restructuring charges in the three months ended October 31, 2008. Of this amount, $2,133 related to severance and dismantling, mothballing & other charges in connection with the previously announced shutdowns of the Company’s Haverhill and Bennington paperboard mills and a paper machine at one of the Company’s California locations. The remaining $190 of restructuring charges related to costs to exit and maintain previously shut-down facilities.

The Converted Products segment incurred $2,115 of restructuring and impairment charges in the three months ended October 31, 2008. Of this amount, $2,121 related to non-cash impairment charges associated with the previously announced closure of the Company’s solidboard plant in Madera, California. The remainder was a de minimis reversal of a prior severance accrual.

Fiscal 2008 Restructuring

The Paperboard segment incurred $215 of charges for costs to exit previously shut down facilities.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The components of the Company’s plant restructuring and impairments incurred for the three months ended:

	Paperboard	Converted Products	Total
October 31, 2008
Severance	$87	$(6)	$81
Dismantling, Mothballing & Other	2,236	—	2,236
Asset Impairment	—	2,121	2,121

Total Charges	$2,323	$2,115	$4,438

October 31, 2007
Dismantling, Mothballing & Other	$215	$—	$215

Total Charges	$215	$—	$215

For the Six Months Ended October 31, 2008 and 2007:

Fiscal 2009 Restructuring

The Paperboard segment incurred $7,200 of restructuring and impairment charges in the six months ended October 31, 2008. Of this amount, $1,851 were severance related costs associated with the Company’s recently shut down Haverhill and Bennington paperboard mills and a paper machine at one of the Company’s California locations. Of the $2,604 included in Dismantling, Mothballing & Other, $2,124 related to the aforementioned recent shutdowns, while the remaining $480 of these restructuring charges related to costs to exit previously shut-down facilities. Non-cash impairment charges for the Paperboard segment for the six months ended October 31, 2008 totaled $2,745, with $2,399 related to the shutdown of the Haverhill and Bennington paperboard mills and $346 related to the shutdown of a paper machine at one of the Company’s California locations.

The Converted Products segment incurred $2,115 of restructuring and impairment charges in the six months ended October 31, 2008. The majority of this amount, $2,121, related to non-cash impairment charges associated with the announced closure of the Company’s solidboard plant in Madera, California. The remainder was a de minimis reversal of a prior severance accrual.

Non-cash impairment charges on the assets of the Company’s shut down mills, paper machines and other machinery are based on estimates made by Company management. Management’s initial estimates are based on estimated proceeds realization from the used equipment and/or scrap metal markets at the time of determination, and these estimates may change significantly based on conditions in those markets.

Fiscal 2008 Restructuring

The Paperboard segment incurred $326 of charges for costs to exit previously shut down facilities.

The components of the Company’s plant restructuring and impairments incurred for the six months ended:

	Paperboard	Converted Products	Total
October 31, 2008
Severance	$1,851	$(6)	$1,845
Dismantling, Mothballing & Other	2,604	—	2,604
Asset Impairment	2,745	2,121	4,866

Total Charges	$7,200	$2,115	$9,315

October 31, 2007
Dismantling, Mothballing & Other	$326	$—	$326

Total Charges	$326	$—	$326

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table summarizes the Company’s accruals for plant restructuring costs:

	Dismantling, Mothballing & Other Costs	Severance and Payroll Related Costs	Total Provision
April 30, 2008 Accrual Balance	$58	$194	$252
Restructuring Charges for the Six Months Ended October 31, 2008	2,604	1,851	4,455
Amounts Paid Against 2008 Accruals	(58)	(194)	(252)
Adjustment of prior accruals	—	(6)	(6)
Amounts Paid Against 2009 Accruals	(1,144)	(1,516)	(2,660)

October 31, 2008 Accrual Balance	$1,460	$329	$1,789

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under Statements of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”:

	Cumulative Costs as of April 30, 2008 (1)	Costs for the Six Months Ended October 31, 2008 (2)	Estimated Costs to Complete Initiatives as of October 31, 2008	Total Estimated Costs of Initiatives as of October 31, 2008
Paperboard	$18,069	$7,187	$5,700	$30,956

Converted Products	2,645	2,115	—	4,760

	$20,714	$9,302	$5,700	$35,716

(1)	Of the $20,714 in cumulative restructuring costs, $9,388 were non-cash charges related to asset impairment.
(2)	Total costs incurred in the six months ended October 31, 2008, $9,302, do not agree with the six month total charges of $9,315 from a prior table above since some of the costs are related to plans initiated prior to January 1, 2003.

8.	INCOME TAXES

The Company’s consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. The Company records income tax expense related to its state and foreign jurisdictions in which it has taxable income. During the six months ended October 31, 2008 and 2007, the Company had not recorded US federal income tax expense due to the uncertainty of the realization of the net deferred tax assets which is dependent upon generating taxable income in future periods. Accordingly, the Company has a valuation allowance recorded against all of its US net federal deferred tax assets.

During the current quarter ended October 31, 2008, the Company changed its permanent reinvestment status in regards to its foreign subsidiaries. Accordingly, the Company has provided for income taxes on approximately $80,000 of accumulated earnings and profits from foreign subsidiaries. This resulted in an increase of the Company’s net deferred tax liabilities of approximately $27,997 with an offsetting decrease to the Company’s valuation allowance.

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

Current Environmental Matters

The Company has identified environmental contamination at three of its closed facilities that may or will require remediation upon retirement of these assets. However, no such liability has been recognized for these facilities, as the

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Company currently does not have sufficient information available to reasonably estimate any potential obligation. For these three locations, any potential obligation cannot be reasonably estimated as the full extent of contamination, the methods of remediation and other relevant facts to determine a reasonable estimate for the obligation are unknown at this time.

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified the Company of its potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Company is one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from the Company’s now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that the Company pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave the Company the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; the Company subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of October 31, 2008 and based upon the most recent estimates for the study, the Company has expensed $762 (of which $3 was expensed in the quarter ended October 31, 2008), of which $234 remains accrued in other liabilities.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to the Company and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs, including the Company, to participate in the development and performance of this assessment. The Group, collectively, decided not to participate, although some of the members of the Group, excluding the Company, are considering entering into a cooperation agreement with the NOAA to evaluate natural resource damage issues.

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

Identifiable assets are accumulated by facility within each business segment.

The following table presents certain business segment information for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Sales (aggregate):
Paperboard	$150,070	$172,178	$313,105	$340,669
Converted Products	72,095	75,510	147,567	155,669
International	47,386	52,018	103,537	101,598

Total	$269,551	$299,706	$564,209	$597,936

Less sales (inter-segment):
Paperboard	$(37,022)	$(36,136)	$(74,989)	$(76,547)
Converted Products	(1,051)	(1,396)	(2,079)	(3,540)
International	—	—	—	—

Total	$(38,073)	$(37,532)	$(77,068)	$(80,087)

Sales (external customers):
Paperboard	$113,048	$136,042	$238,116	$264,122
Converted Products	71,044	74,114	145,488	152,129
International	47,386	52,018	103,537	101,598

Total	$231,478	$262,174	$487,141	$517,849

Operating Income (Loss):
Paperboard	$6,571	$4,591	$(500)	$15,326
Converted Products	(1,912)	1,164	(1,140)	2,524
International	1,302	3,888	3,798	7,415

Total Segment Operating Income	5,961	9,643	2,158	25,265

Corporate Expense	3,531	3,663	6,389	8,053

Total Operating Income (Loss)	2,430	5,980	(4,231)	17,212

Interest Expense	(7,864)	(7,229)	(14,555)	(14,166)
Interest Income	26	48	111	915
Equity in Income of Affiliates	69	532	400	1,263
Other Income, Net	(1,528)	128	(1,092)	144

(Loss) Earnings from Continuing Operations Before Income Taxes	(6,867)	(541)	(19,367)	5,368
Income Tax Expense	78	1,046	903	2,022

(Loss) Earnings from Continuing Operations	$(6,945)	$(1,587)	$(20,270)	$3,346

Depreciation and Amortization:
Paperboard	$5,604	$5,829	$11,501	$11,879
Converted Products	1,124	1,139	2,253	2,352
International	1,052	1,063	2,089	1,989
Corporate	434	431	880	871

Total	$8,214	$8,462	$16,723	$17,091

Purchases of Property, Plant and Equipment:
Paperboard	$2,564	$3,576	$6,489	$6,781
Converted Products	660	613	1,193	1,034
International	834	1,798	1,317	3,305
Corporate	11	317	98	317

Total	$4,069	$6,304	$9,097	$11,437

			October 31, 2008	April 30, 2008
Identifiable Assets:
Paperboard			$306,922	$327,589
Converted Products			83,783	90,520
International			152,420	191,762
Corporate			11,835	12,357

Total			$554,960	$622,228

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The amounts of investments in equity method investees in the Paperboard segment at October 31 and April 30, 2008 are $1,228 and $1,427, respectively. The amounts of investments in equity method investees in the International segment at October 31 and April 30, 2008 are $17,307 and $20,467, respectively.

Geographic Regions

Sales to external customers (based on country of origin) and long-lived assets by geographic region are as follows:

	October 31, 2008	October 31, 2007
Sales to External Customers
United States	$376,298	$409,292
Europe	103,537	101,598
Canada	7,306	6,959

Total	$487,141	$517,849

	October 31, 2008	April 30, 2008
Net Property, Plant and Equipment, Goodwill and Intangibles
United States	$253,355	$264,636
Europe	63,153	75,449
Canada	5,933	7,291

Total	$322,441	$347,376

11.	RELATED PARTY TRANSACTIONS

The paperboard mills in our International segment purchased approximately $7,235 and $8,320 of raw material from affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2008 and 2007, respectively.

The International segment also recorded sales of approximately $2,413 and $2,155 to two affiliated entities accounted for as equity method investments during the six-month periods ended October 31, 2008 and 2007, respectively.

The Company paid approximately $3,523 and $2,862 to Integrated Paper Recyclers, LLC, an affiliated entity accounted for as an equity method investment, primarily for hauling services of recyclable material during the six-month periods ended October 31, 2008 and 2007, respectively.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

The following table sets forth information regarding the Company’s financial assets and liabilities that are measured at fair value.

		Fair Value Measurements at Reporting Date Using
Description	October 31, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cross-currency interest rate swap	$378	$—	$378	$—
Liabilities:
Over-the-counter natural gas purchase contracts	$2,308	$—	$2,308	$—
Cross-currency interest rate swaps	$4,006	$—	$4,006	$—

As a result of the Company’s global operating and financing activities, it is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect the Company’s operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments.

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

Comprehensive (loss)/income is comprised of net (loss)/earnings, pension adjustments, foreign currency translation adjustments, unrealized gains/losses on available-for-sale securities and changes in fair value of derivative instruments. Comprehensive (loss)/income for the six months ended October 31, 2008 and 2007 were a loss of ($36,113) and income of $6,644, respectively. Comprehensive (loss)/income for the three months ended October 31, 2008 and 2007 were a loss of ($21,816) and income of $3,086, respectively.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

During the quarter ended October 31, 2008, the Company received $1,278 in insurance proceeds related to equipment failure that occurred in February 2008 at one of the Company’s paperboard mills. Upon receipt, these proceeds were recorded as a reduction to cost of sales in our Paperboard segment as they represent a reimbursement of costs that were originally recorded on that line in the Company’s statement of operations. The Company also recorded a gain of $892 during the current quarter from a flood insurance claim at one of the Company’s paperboard mills in Ohio. Upon receipt, these proceeds were also recorded as a reduction to cost of sales as they represent a reimbursement of repair costs that were originally recorded in that line in the Company’s statement of operations.

During the quarter ended July 31, 2007, the Company received a $2,861 settlement resulting from state sales-tax related litigation. Upon receipt, $2,054 was recorded as a reduction to cost of sales as it represented a refund of sales taxes paid which were originally recorded to cost of sales. The remainder, $807, was for interest on the principal amount of the settlement and was recorded on the Interest income line on our condensed consolidated statement of operations.

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

Our operating results are primarily influenced by sales price and volume, mill capacity utilization, recovered paper cost, energy costs and freight costs. Sales volumes are generally driven by overall economic conditions and more specifically by consumer non-durable goods consumption. Overcapacity and an overall sluggish US economy have affected operating rates within the industry, and we and others in the industry have developed and begun right-sizing plans in an effort to bring capacity in line with overall demand. The end result of these initiatives will be the removal of approximately 580,000 tons of capacity. Our right-sizing efforts have produced a 95% mill utilization rate for the six months ended October 31, 2008, a slight decrease from 96% in the same period of the prior year.

Recovered paper is our most significant raw material, and the cost of such paper has historically fluctuated significantly due to market and industry conditions. Our average North American recovered paper cost per ton of paperboard produced was $108 per ton in 2006, rose to $123 per ton in 2007 and then rose again to $156 per ton in 2008, resulting in a 45% increase in just two years. When comparing the average cost for the six months ended October 31, 2008 to the same period of the prior year, our average cost was 4% higher in the current six-month period. However, the current state of the economy has begun to have its effect on recovered paper prices, as our average cost during the three months ended October 31, 2008 was $156 per ton, a 4% decrease from the same period of last year and a 5% decrease from the three months ended July 31, 2008. The recent decline in recovered paper costs is also reflected in our International segment

THE NEWARK GROUP, INC. AND SUBSIDIARIES

where average cost for the six months ended October 31, 2008 was €112 per ton, down from €122 per ton during the same period of the prior fiscal year. After factoring in the effects of foreign currency exchange rates, our average per-ton recovered paper costs remained flat at $167 when comparing the six months ended October 31, 2008 and 2007. Average recovered paper cost in our International segment for the three months ended October 31, 2008 was €109 per ton, a decrease of 5% from the three months ended July 31, 2008.

Energy, which consists of electricity, natural gas and fuel oil used to generate steam for use in the paper making process, is also a significant manufacturing cost for us. Average energy costs per ton of paperboard produced in our North American mill system increased 27% in the six months ended October 31, 2008 to $104 per ton when compared to $83 per ton in the same six months of the prior fiscal year. These costs are significantly higher than what we experienced at the early part of the decade, where our average energy cost per ton of paperboard produced was just $43 in 2000. The rise in costs is due to overall increases in natural gas, fuel oil and electricity prices. With conditions in the Middle East being as they are, and with the current state of the worldwide economy, energy costs have seen significant decreases in the recent past and we believe these costs will remain depressed for the near term. When energy costs do increase, our operating margins are adversely affected. Therefore, we attempt to manage fluctuations in our energy costs by utilizing financial hedges and purchasing forward contracts for a portion of our energy needs. As of October 31, 2008, we had approximately 70% of our natural gas needs through April 2009 hedged at prices favorable to targeted levels. Energy costs in Western Europe are at elevated levels compared to just a few years ago, particularly relating to natural gas. In 2006, our average energy cost per ton of paperboard produced in our international mills was €40, but that rose 43% to an average of €58 per ton in 2007 and remained at that level for fiscal 2008. For the six-month period ended October 31, 2008, our average energy price per ton of paperboard produced was €65, 12% higher than average 2008 costs and 17% higher than our average cost in the six-month period ended October 31, 2007.

We attempt to raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis, if at all, and as a result, cannot always maintain our operating margins in the face of cost increases. We experience a reduction in margin during periods of recovered paper price increases due to customary time lags in implementing our price increases to our customers. Even if we are able to recover future cost increases, our operating margins and results of operations may be materially and adversely affected by time delays in the implementation of price increases. Price increases on all grades of uncoated recycled paperboard, graphicboard, tubes, cores and other allied products were announced throughout December 2007 and January 2008. Further price increases were announced in July 2008 on all grades of recycled paperboard, graphicboard, tubes, cores and allied products. Full realization of announced price increases and the timing of such realization is impacted by many factors including competition, the general state of the economy and contractual obligations. When comparing the six-month periods ended October 31, 2008 and 2007, average North American sales price for both our converted and recycled paperboard products increased 8%.

Our Results of Operations

The following table sets out our segmented financial and operating information for the periods indicated.

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2008	2007	2008	2007
Net Sales
Paperboard	$113,048	$136,042	$238,116	$264,122
Converted Products	71,044	74,114	145,488	152,129
International	47,386	52,018	103,537	101,598

Total	$231,478	$262,174	$487,141	$517,849

Cost of Sales
Paperboard	$96,870	$123,087	$215,968	$232,532
Converted Products	66,206	68,051	135,121	139,581
International	42,240	44,017	90,781	86,396

Total	$205,316	$235,155	$441,870	$458,509

Restructuring
Paperboard	$2,323	$215	$7,200	$326
Converted Products	2,115	—	2,115	—

Total	$4,438	$215	$9,315	$326

THE NEWARK GROUP, INC. AND SUBSIDIARIES

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2008	2007	2008	2007
SG&A
Paperboard	$7,284	$8,149	$15,448	$15,938
Converted Products	4,635	4,899	9,392	10,024
International	3,844	4,113	8,958	7,787
Corporate	3,531	3,663	6,389	8,053

Total	$19,294	$20,824	$40,187	$41,802

Operating Income (Loss)
Paperboard	$6,571	$4,591	$(500)	$15,326
Converted Products	(1,912)	1,164	(1,140)	2,524
International	1,302	3,888	3,798	7,415
Corporate	(3,531)	(3,663)	(6,389)	(8,053)

Total	$2,430	$5,980	$(4,231)	$17,212

The following table sets forth certain items related to our consolidated statements of operations as a percentage of net sales for the periods indicated. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months ended October 31,		Six Months ended October 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.7	89.7	90.7	88.5
Selling, general and administration expenses	8.3	7.9	8.2	8.1
Restructuring and impairments	1.9	0.1	1.9	0.1
Operating income	1.1	2.3	(0.9)	3.4
Interest expense	3.4	2.8	3.0	2.8
Income tax expense	—	0.4	0.2	0.4
Net (loss) earnings	(3.0)	(0.6)	(4.2)	0.7

Results of Operations

Six Months Ended October 31, 2008 Compared to Six Months Ended October 31, 2007

Overview

As more fully described below, we experienced a very challenging first six months of fiscal 2009, resulting in a net loss of $20.3 million compared to net earnings of $3.3 million in the same six months of fiscal 2008. Decreased volumes throughout North America and in our international converting operations, as well as elevated input costs, far outweighed advances from price increase realization. However, our second quarter loss was approximately half of what it was in the first quarter, and it also included $1.9 million of an accounting loss related to the amendment of our credit-linked credit facility on August 12, 2008. Operating income in the quarter ended October 31, 2008 was $2.4 million compared to an operating loss of $6.7 million in the first quarter, with the improvement due to cost savings from our right-sizing initiatives as well as price increase realization across our North American operations and on converted products in our International segment. Our North American mill utilization rates have also improved to 95% in the quarter ended October 31, 2008 compared to 94% in the quarter ended July 31, 2008. In the quarters ended July 31, 2008 and October 31, 2008, we incurred $4.4 million and $4.9 million of restructuring and impairment costs, respectively, in relation to management’s decisions to shut down one of two paper machines at one of our California mills in addition to two other mills, one in North Hoosick, New York and the other in Haverhill, Massachusetts. We also recorded non-cash impairment charges during October on our solidboard plant in Madera, California. The full and partial cessation of operations at these facilities has already begun to yield substantial benefits through both cost reduction and earnings improvement.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Net Sales. Net sales for the six months ended October 31, 2008 were $487.1 million, 6% or $30.7 million, less than $517.8 million in the six months ended October 31, 2007. Lower volumes across North American operations, as well as in our international converting operations, were the primary drivers of the decrease, partially offset by higher average sales prices throughout North America.

Cost of Sales. Cost of sales was $441.9 million for the six months ended October 31, 2008, a $16.6 million, or 4%, decrease from $458.5 million for the six-month period ended October 31, 2007, primarily due to lower volumes. Additionally, there was a $1.2 million increase to non-routine reductions to cost of sales in our Paperboard segment when comparing the six months ended October 31, 2008 to the same period in 2007. Current period reductions are comprised of (i) a $1.3 million gain from insurance proceeds on equipment, (ii) a $1.0 million gain from the sale of certain water rights at one of our California mills and (iii) a $0.9 million gain from insurance proceeds from a flood claim at one of our Ohio mills, while the prior year reduction resulted from a gain of $2.0 million that stemmed from a state sales-tax settlement. Partially offsetting the cost decreases from lower volumes and non-routine reductions were higher worldwide per-ton energy costs in our mills and increased per-ton raw material paperboard costs in our converting operations.

Restructuring and Impairments. Restructuring and impairment charges were $9.3 million in the six months ended October 31, 2008, a $9.0 million increase compared to $0.3 million in the same period of 2007. Current year expenses include $7.2 million in our Paperboard segment, most of which relates to the July 2008 shutdown of one paper machine and the August 2008 shutdowns of two paperboard mills. Current year expenses also includes $2.1 million in our Converted Products segment, representing non-cash impairment charges on fixed assets in relation to the shutdown of our solidboard plant in California which was announced in early November 2008.

Selling, General & Administrative. Selling, General & Administrative (“SG&A) expenses for the six-month periods ended October 31, 2008 and 2007 were $40.2 million and $41.8 million, respectively, a 4% drop for the current year. The majority of the decrease comes from savings as a result of the facilities closures in our Paperboard and Converted Products segments, partially offset by higher costs in our International segment resulting from costs for the mill in Germany that was acquired in August 2007.

Operating Income. We reported an operating loss in the six months ended October 31, 2008 of $4.2 million compared to operating income of $17.2 million in the six months ended October 31, 2007. Lower volumes, higher restructuring costs and increased per-ton energy and freight costs more than offset North American price increases.

Paperboard

Net sales in the Paperboard segment for the six months ended October 31, 2008 were $238.1 million, 10% or $26.0 million less than $264.1 million in the same period of the prior year. Volumes of our recycled paperboard products dropped 10%, approximately 80% of which is the result of the shutdowns of one paper machine in July 2008 and the closure of two paperboard mills in August 2008. The remaining drop in volume is due to general slowness in the US economy. Volume in the recovered paper we sell to third parties was also affected by the economy, decreasing 16%. Offsetting these factors negatively affecting sales were an 8% increase in the average sales price on our recycled paperboard products and a 3% increase in the average price of recovered paper we sell to third parties. Mill utilization rates decreased slightly in the current six-month period from 96% in the six months ended October 31, 2007 to 95% in the six months ended October 31, 2008.

Cost of sales decreased 7% from $232.5 million in the six months ended October 31, 2007 to $216.0 million in the six months ended October 31, 2008. The volume decreases and lower costs stemming from current economic conditions and the aforementioned shutdowns more than offset increases in various costs, including a 23% increase in average per-ton freight costs, a 27% increase in energy costs per ton of paperboard produced and a 4% increase in the cost of recovered paper per ton of paperboard produced in our mills. Additionally, there was a $1.2 million increase to non-routine reductions to cost of sales when comparing the six months ended October 31, 2008 to the same period in 2007. Current period reductions are comprised of (i) a $1.3 million gain from insurance proceeds on equipment, (ii) a $1.0 million gain from the sale of certain water rights at one of our California mills and (iii) a $0.9 million gain from insurance proceeds from a flood claim at one of our Ohio mills, while the prior year reduction resulted from a gain of $2.0 million that stemmed from a state sales-tax settlement.

Restructuring costs were $7.2 million in the six-month period ended October 31, 2008, a $6.9 million increase over $0.3 million in the same period of the prior year. Costs related to the announced shutdowns of two paperboard mills and one paper machine account for $6.7 million of the total, with $2.1 million of that amount related to dismantling and mothballing costs, $1.9 million to severance costs and $2.7 million being non-cash impairment charges on fixed assets. Costs in the current period of $0.5 million were to maintain previously shut down facilities, as were the $0.3 million of prior year costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A costs in the six months ended October 31, 2008 were $15.4 million, a decrease of $0.5 million, or 3%, when compared to the same period of the prior year primarily due to the closures of the two paperboard mills and one paper machine as discussed above.

The Paperboard segment incurred an operating loss for the six months ended October 31, 2008 of $0.5 million compared to operating income of $15.3 million in the same six-month period of the prior year. Lower volumes, higher restructuring costs and increased per-ton energy, freight and recovered paper costs in our mills more than offset increased prices on our recycled paperboard products and recovered paper we sell to third parties, as well as lower SG&A costs.

Converted Products

Sales in the Converted Products segment for the six months ended October 31, 2008 were $145.5 million, a decrease of 4%, or $6.6 million, from $152.1 million for the six months ended October 31, 2007. Volume decreases of 12% more than offset an 8% increase in average sales price.

Cost of sales in the six-month period ended October 31, 2008 was $135.1 million, 3%, or $4.5 million, less than $139.6 million in the same six-month period of the prior year due to the noted lower volumes more than offsetting a 26% increase in per-ton freight costs and a 6% increase in per-ton raw material paperboard costs.

Restructuring costs were $2.1 million in the six months ended October 31, 2008 compared to the Company having no such costs in the same period of the prior year. Current year costs are for non-cash impairment charges on fixed assets related to the previously announced shut down of our solidboard plant in California.

SG&A costs for the six-month period ended October 31, 2008 were $9.4 million, 6%, or $0.6 million, less than the six-month period ended October 31, 2007 due to past operational streamlining efforts.

The Converted Products segment reported an operating loss of $1.1 million for the six months ended October 31, 2008 compared to operating income of $2.5 million in the six-month period ended October 31, 2007. Lower volumes, higher restructuring costs and increased per-ton freight and raw material costs more than offset increases in average sales price.

International

Net sales in the International segment were $103.5 million in the six months ended October 31, 2008, a 2%, or $1.9 million, increase over $101.6 million in the six months ended October 31, 2007. A 4% increase in recycled paperboard product volume and a slightly weaker US dollar versus the Euro pushed net sales higher, but were partially offset by a 2% decrease in converting volumes. Excluding the effects of foreign currency exchange, average sales price on our recycled paperboard products decreased 3% while the price on our converted products showed a slight increase.

Cost of sales in the International segment was $90.8 million in the six-month period ended October 31, 2008, 5%, or $4.4 million, higher than $86.4 million for the six months ended October 31, 2007. In addition to the mill volume increase noted above, factors contributing to higher cost of sales were a 22% increase in per-ton energy costs in our mills and a 13% rise in per-ton raw material paperboard costs in our converting operations. These items were partially offset by lower volumes.

SG&A costs for the six months ended October 31, 2008 were $9.0 million, $1.2 million, or 15%, higher than $7.8 million for the same period in the prior year partly due to the current period reflecting six months of expenses for the German mill that we acquired in August 2007 while the prior year’s period only reflects three months of expenses. Current year totals also reflect additional costs allocated from the corporate office.

Operating income for the International segment was $3.8 million for the six months ended October 31, 2008, $3.6 million less than $7.4 million in the same period of the prior year. Higher per-ton energy costs in our mills and raw material costs on our converting operations, lower converting volumes and increased SG&A costs more than offset higher mill volumes.

Corporate

Unallocated corporate expense was $6.4 million in the six-month period ended October 31, 2008 compared to $8.1 million in the same period last year, a $1.7 million decrease. Approximately $1.0 million of the decrease related to lower professional fees for legal services and Sarbanes-Oxley compliance, with the remaining decrease in employee-related costs.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest expense in the six months ended October 31, 2008 was $14.6 million, an increase of $0.4 million from $14.2 million in the six months ended October 31, 2007 due to higher interest rates under our amended credit-linked facility and increased average borrowings, which were $305.9 million for the six months ended October 31, 2008 compared to $290.7 million for the six months ended October 31, 2007.

Excluding Interest expense, Other income (expense) - net was a net expense of $0.6 million in the current six-month period versus income of $2.3 million in the prior year period. This change is primarily due to the current six months including $1.9 million of a loss on debt extinguishment, $0.9 million less in earnings of equity method affiliates and $0.8 million received in the prior year from interest received as part of a state sales-tax related settlement. Current year results also reflect $0.7 million more of gains from favorable swings in foreign currency exchange rates.

Income Tax Expense

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state jurisdictions. When comparing the six months ended October 31, 2008 and 2007, the European effective rate decreased from 35% to 34% primarily due to the drop in the Spanish statutory tax rate from 32.5% to 30%. Pre-tax income from foreign jurisdictions has decreased approximately $4.3 million to $1.8 million when comparing these two periods and income tax expense has decreased approximately $1.5 million. We do not provide for US federal income taxes due to our previous recording of a full valuation allowance against our net deferred tax assets – net operating losses. The recording of such allowance was due to the uncertainty of the realization of the net deferred tax assets which is dependant upon generating taxable income in future periods.

During the quarter ended October 31, 2008, we changed our permanent reinvestment status in regards to our foreign subsidiaries. Accordingly, we provided for income taxes on approximately $80.0 million of accumulated earnings and profits from foreign subsidiaries. This resulted in an increase of our net deferred tax liabilities of approximately $28.0 million with an offsetting decrease to our valuation allowance.

Net Income

In summary, we reported a net loss of $20.3 million in the six months ended October 31, 2008 compared to net income of $3.4 million in the same period of the prior year. Lower volumes due to shutdowns in our Paperboard segment, as well as a generally weak US economy and higher input and restructuring costs, more than offset increased selling prices and a $1.1 million decrease in income tax expense.

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Overview

Net Sales. Net sales for the quarter ended October 31, 2008 were $231.5 million, 12% or $30.7 million less than $262.2 million in the same period of the prior year. Lower volumes in all segments were the main driver of the decrease, and lower prices on recovered paper we sell to third parties also contributed to the drop. Partially offsetting these factors were increases in the average sales price of our mill products in both North America and Europe as well as increased sales price on our North American converted products.

Cost of Sales. Cost of sales was $205.3 million in the quarter ended October 31, 2008, a decrease of $29.9 million, or 13%, compared to $235.2 million in the quarter ended October 31, 2007. Lower volumes were the primary reason for the decrease, along with lower costs of recovered paper per ton of paperboard produced in our North American and European mills. Additionally, in the current quarter, there were non-routine reductions to cost of sales in our Paperboard segment of (i) $1.3 million from insurance proceeds on equipment and (ii) $0.9 million of insurance proceeds from a flood claim at one of our Ohio paperboard mills. Partially offsetting these cost reductions were increases in the per-ton costs of energy and freight in both our North American and European mills, and increase in raw material paperboard costs in both our North American and European converting operations. Per-ton freight costs also increased in our North American converting operations.

Restructuring and Impairments. Restructuring and impairment charges were $4.4 million in the current quarter compared to $0.2 million in the quarter ended October 31, 2007, a $4.2 million increase. Current year charges are split between (i) dismantling and mothballing costs in our Paperboard segment in connection with the shutdowns of two paperboard mills and one paper machine at one of our California locations and (ii) non-cash impairment charges in our Converted Products segment. Prior year charges were to maintain previously shut down facilities.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A. Total SG&A costs decreased $1.5 million to $19.3 million in the quarter ended October 31, 2008 from $20.8 million in the same quarter of the prior year, with the majority of the decline stemming from previously announced right-sizing initiatives in our Paperboard and Converted Products segments.

Operating Income. Operating income for the quarter ended October 31, 2008 was $2.4 million, $3.6 million less than $6.0 million in the quarter ended October 31, 2007, primarily due to lower volumes across all segments. Higher per-ton energy and freight costs in our North American and European mills, increased restructuring and impairment charges and elevated raw material paperboard costs in our worldwide converting operations more than offset higher average sales prices on our recycled paperboard products in both North America and Europe.

Paperboard

Net sales in the Paperboard segment were $113.0 million for the three months ended October 31, 2008 compared to $136.0 million in the same period of the prior year, a decrease of $23.0 million, or 17%. A volume decrease of 19% in our recycled paperboard products is the primary reason for the overall reduction, due mainly to the mill and paper machine shut-downs announced in the first quarter of the current year. Additionally, the volume and average sales price of recovered paper we sell to third parties experienced reductions of 6% and 4%, respectively, when comparing current quarter activity to the same period last year. Somewhat offsetting the negative effects on net sales was an increase in the average sales price of our recycled paperboard products of 13% when comparing current quarter average price to the average price in the prior year’s quarter. Our mill utilization rates were 96% during each of the quarters ended October 31, 2008 and 2007.

Cost of sales for the three-month period ended October 31, 2008 were $96.9 million, 21% or $26.2 million, less than $123.1 million in the three-month period ended October 31, 2007, essentially the result of the volume decreases. Total recovered paper and energy costs decreased 21% and 3%, respectively, in relation to the lower volumes. However, we experienced higher per-ton costs in both freight and energy costs, which rose 30% and 18%, respectively, on our recycled paperboard products. Our average cost of recovered paper per ton of paperboard produced decreased 4% in the current quarter versus the same quarter of the prior year. Additionally, in the current quarter, there were non-routine reductions to cost of sales of (i) $1.3 million from insurance proceeds on equipment and (ii) $0.9 million of insurance proceeds from a flood claim at one of our Ohio paperboard mills.

Restructuring costs for the period ended October 31, 2008 were $2.3 million, an increase of $2.1 million from $0.2 million in the period ended October 31, 2007. Current year charges are primarily comprised of dismantling and mothballing costs in connection with the shutdowns of two paperboard mills and one paper machine, with a small amount related to maintaining previously shut down locations. Prior year charges were to maintain previously shut down facilities.

SG&A costs were $7.3 million in the quarter ended October 31, 2008, a decrease of $0.8 million compared to $8.1 million for the same period of the prior year, resulting from the shut down of mills and one paper machine as announced in the first quarter of the current fiscal year.

Operating income for the Paperboard segment in the quarter ended October 31, 2008 was $6.6 million, 43% or $2.0 million, higher than $4.6 million in the same period of 2007. The increase in average sales price on our recycled paperboard products and lower recovered paper costs more than offset the volume decreases and higher per-ton freight and energy costs.

Converted Products

Net sales in the Converted products segment for the three-month period ended October 31, 2008 were $71.0 million, 4% or $3.1 million, less than the $74.1 million in same period of the prior year. Overall volume in the segment dropped 11%; volume in our laminating business decreased 19% while our tube and core volume decreased only 5%. Partially offsetting the effects of the volume decreases was an increase in average sales price of 8% across the segment, 12% on our laminated products and 4% on our tubes and cores.

Cost of sales was $66.2 million in the quarter ended October 31, 2008, $1.9 million, or 3%, lower than $68.1 million in the quarter ended October 31, 2007. The lower volumes noted above were the main factor for the decrease, but were partially offset by higher per-ton freight and raw material paperboard costs, which increased 21% and 10%, respectively, when comparing the current quarter to the same quarter of last year.

Restructuring costs were $2.1 million in the three months ended October 31, 2008 compared to the Company having no such costs in the same period of the prior year. Essentially all of the current quarter costs are non-cash impairment charges on fixed assets related to the previously announced shut down of our solidboard plant in California.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

SG&A costs in the current quarter were $4.6 million, a 5%, or $0.3 million, decrease from $4.9 million in the quarter ended October 31, 2007 due to lower costs resulting from prior right-sizing initiatives.

The Converted Products segment reported an operating loss of $1.9 million for the three months ended October 31, 2008 compared to reporting operating income of $1.2 million in the quarter ended October 31, 2007. Lower volumes, current period non-cash impairment charges and increases in per-ton freight and raw material paperboard costs more than offset an increase in average sales price.

International

Net sales in the International segment were $47.4 million in the quarter ended October 31, 2008, a decrease of 9%, or $4.6 million, compared to $52.0 million in the quarter ended October 31, 2007. Volumes were down in both our mills and converting operations, decreasing 13% and 10%, respectively, though average sales prices increased 6% and 1% on our converted and mill products, respectively. Excluding the effects of foreign currency exchange, net sales prices increased 4% on our converted products but dropped slightly on our mill products. The average foreign exchange rates for the three months ended October 31, 2008 was 1.43 USD to Euro, a change of 2% compared to the 1.39 average rate for the quarter ended October 31, 2007.

Cost of sales for the three months ended October 31, 2008 was $42.2 million, $1.8 million, or 4%, lower than $44.0 million in the three-month period ended October 31, 2007. The lower volumes accounted for a large portion of the decrease, along with an 11% decrease in the cost of recovered paper per ton of paperboard produced in our mills. Partially offsetting these items were a 20% increase in the per-ton energy costs in our mills, a 16% increase in the per-ton freight costs of our recycled paperboard products and a 7% increase in raw material costs in our converting operations.

SG&A costs were $3.8 million in the current quarter, relatively comparable to $4.1 million in the same quarter of the prior year.

Operating income for the quarter ended October 31, 2008 was $1.3 million, $2.6 million less than $3.9 million in the same quarter of the prior year. Lower volumes in both our mill and converting operations were the primary factors of the decrease, along with higher per-ton energy and freight costs in our mills. Partially offsetting these factors were an increase in average sales price on a US dollar basis and lower costs for recovered paper per ton of paperboard produced.

Corporate

Unallocated corporate expense was $3.5 million for the three-month period ended October 31, 2008 compared to $3.7 million in the same three-month period of the prior year.

Other (Expense) Income

Interest expense increased $0.7 million to $7.9 million in the current quarter from $7.2 million in the quarter ended October 31, 2007 due to higher average outstanding borrowings and higher interest rates, mainly the result of the amendment to our credit-linked facility (see Note 5 to the attached condensed consolidated financial statements). Average outstanding borrowings increased to $310.2 million for the quarter ended October 31, 2008 compared to $290.2 million in the same quarter of last year.

Excluding interest expense, Other income (expense) - net was an expense of $1.4 million in the current quarter compared to income of $0.7 million in the same quarter of the prior year. The decrease is due to a $1.9 million charge relating to the amendment of the credit-linked facility and a decrease in the earnings of equity-method investments.

Income Tax Expense

Our consolidated tax rate is computed using an annual effective rate for each taxable jurisdiction. We record income tax expense related to foreign jurisdictions in which we have taxable income and for certain state jurisdictions. When comparing the three months ended October 31, 2008 and 2007, the European effective rate decreased from 35% to 34% primarily due to the drop in the Spanish statutory tax rate from 32.5% to 30%. Pre-tax income from foreign jurisdictions has decreased approximately $3.2 million to ($0.1) million when comparing these two periods and income tax expense has decreased approximately $1.0 million. We do not provide for US federal income taxes due to our previous recording of a full valuation allowance against our net deferred tax assets – net operating losses.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

During the current quarter, we changed our permanent reinvestment status in regards to our foreign subsidiaries. Accordingly, we provided for income taxes on approximately $80.0 million of accumulated earnings and profits from foreign subsidiaries. This resulted in an increase of our net deferred tax liabilities of approximately $28.0 million with an offsetting decrease to our valuation allowance.

Net Income

In summary, we recorded a net loss of $6.9 million in the three months ended October 31, 2008 compared to a loss of $1.6 million in the quarter ended October 31, 2007, primarily the result of lower volumes. Elevated per-ton input costs in our mills and converting operations, as well as higher restructuring costs, more than offset realized price increases and lower income tax expense.

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

Capital Expenditures. Our total capital expenditures were $9.1 million and $11.4 million in the six months ended October 31, 2008 and 2007, respectively. We expect fiscal 2009 capital expenditures to be approximately $15.0 million.

Borrowings

At October 31, 2008, total debt (consisting of current maturities of debt, our asset-based and credit-linked facilities, and other long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in millions):

October 31, 2008
9.75 % Senior Subordinated Notes due 2014	$175.0
Asset-based credit facility	44.1
Term loan	15.3
Industrial Revenue Bonds (“IRBs”)	58.9
Other (1)	18.6

Total debt	$311.9

(1)	See Note 5 to the accompanying condensed consolidated financial statements for the components of this total.

In July 2007, our international subsidiary obtained a five-year loan in the amount of €5.0 million. Borrowings under this loan bear a variable interest rate of EURIBOR plus 0.75%. Principal and interest payments are required every six months at which point the variable interest rate is reset. In October 2008, our international subsidiary entered into a three-year, €3.0 million credit facility. Borrowings under this facility bear interest at a variable rate of EURIBOR plus 1.5%, and the facility commitment decreases, on an annual basis, by €1.0 million beginning in October 2009. Also in October 2008, our international subsidiary obtained a €750 one-year line of credit which bears interest at a fixed rate of 6.25%.

On March 9, 2007, we entered into a five-year asset-based senior secured revolving credit facility whereby the lenders agreed to provide to us a revolving line of credit in the aggregate principal amount of up to $85.0 million (depending on our borrowing base), up to $25.0 million of which may be used for loans directly to our International subsidiary and up to $15.0 million of which may be used for letters of credit, and other financial accommodations. We and our domestic subsidiaries also entered into a six-year, $90.0 million credit-linked facility whereby the credit-linked lenders initially provided to us a $15.0 million term loan and a $75.0 million credit-linked letter of credit facility, and other financial accommodations. The split of the $90.0 million between term loan and letters of credit can vary, but the total facility cannot exceed $90.0 million.

Under the asset-based agreement, we (a) granted the lenders a first priority lien on all of our accounts receivable and inventory (the “ABL Priority Collateral”) and a second priority lien on substantially all of our other assets, including certain real property, and (b) guaranteed the obligations, under this facility, of an international subsidiary. Borrowings under the asset-based facility bear interest at a rate of prime or the Eurodollar rate plus a credit spread determined based on availability under the facility.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Under the credit-linked agreement, we granted the lenders a first priority lien on substantially all of our assets, including certain real property (excluding accounts receivable and inventory), and a second priority lien to the lenders on all ABL Priority Collateral. Pursuant to the amendment to the credit-linked facility dated August 12, 2008 (see Note 5 to the unaudited condensed consolidated financial statements), the term loan bears interest at a rate of prime plus 5.5% or the Eurodollar rate plus 6.5%. The amendment of the credit-linked credit facility also requires the Company to make certain prepayments on the facility which include: (i) $1,000 quarterly installments beginning on July 31, 2009 on any outstanding term loan balance and (ii) payments in September 2008 and 2009 of the US dollar equivalent of €3.0 million and €8.9 million, respectively. For complete details on the amendment to the credit-linked facility, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on August 13, 2008. Letters of Credit are issued under the credit-linked facility primarily to enhance the Company’s multiple IRB issues with the credit spread being the same as the term loan.

The asset-based and credit-linked facilities include financial covenants as follows: (a) if, during any quarter, Excess Availability, as defined under the credit facilities, falls below $10.0 million, the Company must achieve a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0. and (b) the Senior Leverage Ratio, as defined and as amended in the credit-linked facility on August 12, 2008, for each twelve-month period ending as of each of the following fiscal quarter ends shall be less than or equal to 4.50 to 1.0 at October 31, 2008, 3.50 to 1.0 at January 31, 2009 and 3.0 to 1.0 at April 30, 2009 and thereafter. At October 31, 2008, the Company was in compliance with all financial covenants. Management continues to believe it will be able to achieve compliance with its financial covenants over the next twelve months. As previously disclosed in the risk factors of our 2008 Form 10-K, our failure to comply with the covenants could result in an event of default that, if not cured or waived, could result in our being required to pay these borrowings before their due date. If we were unable to meet such an accelerated payment schedule or otherwise refinance these borrowings, our lenders could foreclose on our assets, which would prohibit us from making any payments on our other indebtedness. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained at acceptable terms.

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

Aggregate annual principal payments applicable to debt for the next five years and thereafter will be as follows (in millions):

Year Ending April 30,	Total
2009 (1)	$5.1
2010 (2)	19.1
2011	4.8
2012 (3)	48.4
2013	3.4
Thereafter	231.1

(1)	Represents remaining obligations for the fiscal year ended April 30, 2009.
(2)	Includes $15.3 million due under the term loan.
(3)	Includes $44.1 million due under the asset-based credit facility.

We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group. At October 31, 2008 and April 30, 2008, the fair value of the 2001 Swaps represented a liability of $4.0 million and $13.1 million, respectively. We are party to another swap agreement in relation to an intercompany loan with our European subsidiary that represented an asset of $0.4 million at October 31, 2008 and a liability of $3.6 million as of April 30, 2008.

Additionally, in our effort to manage costs, we, at varying times, utilize energy and raw material price hedges. At October 31, 2008, the fair value of these hedges was a liability of approximately $2.3 million, which was entirely energy related. These hedges are accounted for as cash flow hedges pursuant to the appropriate accounting standards.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Cash Flow

Net cash used in operating activities

In the six-month period ended October 31, 2008, we used $10.7 million of cash in operating activities compared to generating cash from operating activities of $28.4 million in the six-month period ended October 31, 2007, a change of $39.1 million. The change was primarily the result of the following items contributing to reduced cash flows (i) a $23.6 million decrease in net earnings, where current period results include (a) $4.9 million of non-cash impairment charges, (b) $4.4 million of cash restructuring costs and (c) a $1.9 million loss on early extinguishment of debt, (ii) a $31.4 million change in accounts payable due to the change in cost of wastepaper as well as cash management strategies and (iii) the prior year receipt of $1.9 million from the surrender of a life insurance policy, partially offset by a $16.3 million change in the decrease in accounts receivable resulting from lower sales volumes.

Net cash used in investing activities

In the six-month periods ended October 31, 2008 and 2007, we used $7.1 million and $13.2 million of cash, respectively, in investing activities. The decrease in usage is attributable to the following changes when comparing activity in the current six-month period to the same period of the prior year: (i) $2.3 million less of capital expenditures, (ii) $1.4 million of additional proceeds from the sale of fixed assets, (iii) the receipt of $1.3 million of insurance proceeds on equipment and (iv) $0.8 million less in acquisition costs.

Net cash provided by (used in) financing activities

In the six months ended October 31, 2008, financing activities provided $11.3 million compared to the use of $6.2 million in the six months ended October 31, 2007. In the current six-month period, we had net borrowings of long-term debt of $16.2 million compared to net repayments of debt in the prior year of $2.7 million, a swing of $18.9 million. Partially offsetting the net inflows of cash from borrowings was the payment of $1.6 million in financing costs in the current period.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from the financial condition and results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the six-month period ended October 31, 2008.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Pension

Our defined benefit pension plans are accounted for in accordance with FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB No. 87, 88, 106 and 132(R)” and FAS No. 87, “Employers’ Accounting for Pensions”, as amended. The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the discount rates used to discount plan liabilities, the expected long-term rate of return on plan assets and the level of compensation increases. Our assumptions are described in Note 14 to our Annual Report on Form 10-K for the year ended April 30, 2008. At April 30, 2008, the discount rate was 6.55%. A 1.0% change in this discount rate would create an impact to the statement of operations of approximately $1.5 million. The discount rate is based upon the demographics of the plan participants as well as benchmarking a certain index, e.g. Citigroup Pension Liability Index. To determine our expected long-term rate of return on plan assets, we evaluate criteria such as asset allocation, historical returns by asset class, historical returns of our current pension portfolio managers and management’s expectation of the economic environment. Based upon this methodology, the expected long-term rate of return on assets was 8.8% as of April 30, 2008. A 1% change in the long-term rate of return on plan assets would create an impact to the statement of operations of approximately $1.1 million. The level of compensation increase is established by management, and has the smallest direct impact, of the three assumptions, on the statement of operations. A 0.5% change in this compensation rate would create an impact to the statement of operations of approximately $0.2 million. Excluding curtailment charges, pension expense was $3.0 million in 2007 and $1.9 million in 2008, and is expected to be approximately $2.3 million in 2009. We incurred curtailment expenses of $107 and $701 in 2007 and 2008, respectively.

Goodwill

We perform a goodwill impairment test, at a minimum, during the third quarter of each fiscal year. See Note 1 to our Annual Report on Form 10-K for the year ended April 30, 2008 for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on a number of factors including market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our reporting units is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Accounts Receivable

Our policy with respect to trade and notes receivables is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of our customers to make required payments. For specific accounts on which we have information that the customer may be unable to meet its financial obligation, (e.g. bankruptcy), a provision is recorded at time of occurrence. For all other accounts in our International segment, customer invoices are typically reserved once the invoice remains unpaid at 180 days past due date. For all other accounts domestically, a percentage is applied to all receivables based upon historical experience.

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

As of October 31, 2008, we had a full valuation allowance on our deferred tax assets for US federal and state income tax purposes. We also have full valuation allowances against net assets of certain foreign jurisdictions. We will maintain such allowances until positive earnings are recorded in several consecutive reporting periods. We will continue to evaluate our valuation allowances on a quarterly basis.

We believe that in situations in which future realization of deferred tax assets is dependent upon taxable income from future operations, FAS 109 requires the relative significance of cumulative losses to be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of US jurisdiction net operating loss carry-forwards for the periods ended October 31, 2008 and 2007, and considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided in paragraphs 24 and 103 of FAS 109.

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

THE NEWARK GROUP, INC. AND SUBSIDIARIES

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

Commodity Prices: The markets for our recovered paper products, particularly Old Corrugated Containers (“OCC”), are highly cyclical and affected by such factors as global economic conditions, demand for paper, municipal recycling programs, changes in industry production capacity and inventory levels. These factors all have a significant impact on selling prices and our profitability. We estimate that a 10% increase in the price of recovered paper, with no corresponding increase in the prices of finished products, would have approximately a $17.9 million negative effect on our operating income on an annual basis, although this would be slightly mitigated by our sale of recovered paper to third party customers.

Energy prices are also highly cyclical. We estimate that a 10% increase in our energy costs with no corresponding increase in the prices of finished products would have approximately a $12.0 million negative effect on our operating income on an annual basis. We attempt to partially hedge our energy price risk by buying forward contracts for some of our future energy requirements.

Interest Rates/Cross-Currency Interest Rate Swaps: We are party to a series of cross-currency interest rate swap agreements (the “2001 Swaps”) with a member of our bank group that had been designated as a cash flow hedge against an existing intercompany loan to our European subsidiary. Effective May 1, 2007, we de-designated the 2001 Swaps as hedges. With this de-designation, the amount in other comprehensive income, $0.2 million, is to be reclassified into earnings over the life of the original agreements, which are scheduled to terminate in September 2009. Despite this de-designation of an accounting hedge, the swaps continue to provide an economic hedge of the exposure to changes in the Euro to US dollar exchange rates. At October 31, 2008, the fair value of the 2001 Swaps represented a liability of $4.0 million. During the quarter ended July 31, 2007, we entered into another swap agreement in relation to a second intercompany loan with our European subsidiary that was not designated as a hedge which represented an asset of $0.4 million as of October 31, 2008. As a result of derivative activities during the six months ended October 31, 2008 and 2007, we recognized a gain of $1.4 million and a loss of $0.4 million, respectively. We do not expect a material amount to be reclassified from other comprehensive income to earnings to offset recognition of gains and losses on the intercompany loan in the next twelve months.

We could be exposed to future changes in interest rates on our variable-rate debt, which accounts for approximately $130.7 million of all outstanding debt at October 31, 2008. Interest rate changes impact the amount of our interest payments on this variable-rate debt and, therefore, our future earnings and cash flows, assuming other factors are held constant. We estimate that if interest rates were to increase by 10% on this variable-rate debt, or approximately 50 basis points, it would have approximately a $0.7 million negative effect on operating income on an annual basis. Additionally, as discussed in Note 5 to the attached unaudited condensed consolidated financial statements, our credit-linked senior secured credit facility was amended in August 2008, resulting in increase to our credit spreads of 450 basis points and 425 basis points on prime rate and Eurodollar rate borrowings, respectively. These increases to our credit spreads will have approximately a $3.5 million negative effect on operating income on an annual basis.

We do not otherwise have any involvement with derivative financial instruments and do not use them for trading purposes.

THE NEWARK GROUP, INC. AND SUBSIDIARIES

Item 4(T). Controls and Procedures.

(a) Disclosure controls and procedures.

As of October 31, 2008, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of October 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified us of our potential liability relating to the Lower Passaic River Study Area (“LPRSA”), which is part of the Diamond Alkali Superfund Site, under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. We are one of at least 70 potentially responsible parties (“PRPs”) identified thus far. The EPA alleges that hazardous substances were released from our now-closed Newark, NJ paperboard mill into the Lower Passaic River. The EPA informed us that we may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages. The EPA demanded that we pay $2,830 in unreimbursed past response costs on a joint and several liability basis. Alternatively, the EPA gave us the opportunity to obtain a release from these past response costs by joining the Cooperating Parties Group (the “Group”) and agreeing to fund an environmental study by the EPA; we subsequently joined the Group. In 2006, the EPA notified the Group that the cost of the study would exceed its initial estimates and offered the Group the opportunity to conduct the study by itself rather than reimburse the government for the additional costs incurred. The Group engaged in discussions with the EPA and the Group agreed to assume responsibility for the study pursuant to an Administrative Order on Consent. Cumulatively, as of October 31, 2008 and based upon the most recent estimates for the study, we have expensed $762 (of which $3 was expensed in the quarter ended October 31, 2008), of which $234 remains accrued.

Additionally, by letter dated August 2, 2007, the National Oceanic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce sent a letter to us and other companies identified as PRPs notifying them that it intended to perform an assessment of injuries to natural resources in connection with the release of hazardous substances at or from the Diamond Alkali Superfund Site. In this letter, the NOAA invited all of the identified PRPs,

THE NEWARK GROUP, INC. AND SUBSIDIARIES

including us, to participate in the development and performance of this assessment. The Group, collectively, decided not to participate, although some of the members of the Group, excluding the Company, are considering entering into a cooperation agreement with the NOAA to evaluate natural resource damage issues.

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

ITEM 1A. RISK FACTORS

The Company has identified the following additional risk factor that should be considered in addition to those disclosed in our 2008 Annual Report on Form 10-K:

We face risks related to the current economic climate.

Much of the success of our business is dependent upon the financial strength of our customers and/or suppliers which is affected, in large part, by events beyond our control. The recent turmoil and disruption in the credit markets pose a risk to the overall global economy that could potentially negatively impact our customers’ and/or suppliers’ ability to conduct business on a normal basis. Through October 31, 2008, we have not realized such potential negative affects, however, we are beginning to see a reduction in the demand from our customers in the third quarter, which has and could continue to adversely affect our financial position, future business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Date: December 12, 2008

	By:	/s/ Robert H. Mullen
Robert H. Mullen
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: December 12, 2008

	By:	/s/ Joseph E. Byrne
Joseph E. Byrne
Chief Financial Officer
(Principal Financial and Accounting Officer)