Form 10-K/A
period 2008-04-30
NEWARK GROUP, INC
filed 2009-03-17
CIK 1047290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Newark Group, Inc. is filing this Amendment No. 1 to its annual report on Form 10-K filed on August 13, 2008 to include Exhibit 12.1, which was inadvertently omitted from the original exhibit listing and filing. The remainder of the information contained in the originally filed Form 10-K is not amended hereby and shall remain as set forth in the original filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8–K

(b) Exhibits:

Exhibits designated by the symbol “*” are filed with this Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits are available from us upon written request to our General Counsel and Secretary at our executive offices located at 20 Jackson Drive, Cranford, New Jersey 07016 upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Securities and Exchange Commission (the “Commission”) on September 7, 2004)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

4.1	Indenture dated March 12, 2004 between The Newark Group, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

4.2	Rule 144A Global Note relating to the 9 3/4% Senior Subordinated Notes due 2014 of The Newark Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

4.3	Regulation S Global Note relating to the 9 3/4% Senior Subordinated Notes due 2014 of The Newark Group, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.1	The Newark Group, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.2	The Newark Group, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.3	The Newark Group, Inc. Employees’ Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.4	Purchase Agreement dated as of March 5, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.5	Registration Rights Agreement dated as of March 12, 2004 among The Newark Group, Inc. and Wachovia Capital Markets, LLC. on behalf of itself and the several initial purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.6	Credit Agreement, dated as of March 12, 2004, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

10.7	First Amendment to Credit Agreement, dated July 21, 2005, among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.8	Stock Restriction/Purchase Agreement, dated May 1, 1980, among The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.9	Amendment to Stock Restriction/Repurchase Agreement, dated March 1, 1995, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.10	Amendment No. 2 to Stock Restriction/Repurchase Agreement, dated August 1, 2004, between The Newark Group, Inc. and Fred G. von Zuben (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.11	Death Benefit Agreement, dated November 29, 1999, among The Newark Group, Inc. and Edward K. Mullen (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for 2005 (No. 333-118844), filed with the Commission on July 28, 2005)

10.12	Asset-based Loan and Security Agreement, dated March 9, 2007, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (No. 333-118844), filed with the Commission on March 15, 2007)

10.13	Credit-linked Loan and Security Agreement, dated March 9, 2007, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (No. 333-118844), filed with the Commission on March 15, 2007)

10.14	First Amendment to the Asset-based Loan and Security Agreement, dated July 28, 2008, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

10.15	First Amendment to the Credit-linked Loan and Security Agreement, dated July 28, 2008, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

10.16	Second Amendment to the Credit-linked Loan and Security Agreement, dated August 12, 2008, by and among The Newark Group, Inc., Wachovia Bank, National Association, and the several other parties thereto

12.1 *	Ratio of Earnings to Fixed Charges for the fiscal years ended April 30, 2008, 2007, 2006, 2005 and 2004

14.1	The Newark Group, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on September 7, 2004)

21.1	Subsidiaries of The Newark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-118844), filed with the Commission on October 22, 2004)

31.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Registrant’s Chief Executive Officer, Robert H. Mullen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Registrant’s Chief Financial Officer, Joseph E. Byrne, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial statements for Integrated Paper Recyclers, LLC

99.2	Financial statements for Desperdicios De Papel Del Norte, S.L.

99.3	Financial statements for Papeles Allende, S.L.

99.4	Financial statements for Corenso Tolosana, S.A.

99.5	Financial statements for Etablissments Emile Llau SAS

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

Dated: March 16, 2009